Form 10-Q
period 1997-09-30
IL FORNAIO AMERICA CORP
filed 1997-11-10
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 28, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-29410

                        IL FORNAIO (AMERICA) CORPORATION

             (Exact name of registrant as specified in its charter)

     DELAWARE                               94-2766571

     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                         1000 SANSOME STREET, SUITE 200

                         SAN FRANCISCO, CALIFORNIA 94111

               (Address of principal executive offices) (Zip Code)

                                 (415) 986-1505

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1997, there were 5,807,891 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                      Page
                                                                                      Number
PART  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Balance Sheets - September 28, 1997 and
           December 29, 1996.............................................................3

        Statements of Income-Three months and
           Nine months ended September 28, 1997 and September 29, 1996...................4

        Statements of Cash Flows-Nine months ended
           September 28, 1997 and September 29, 1996.....................................5

        Notes to Financial Statements-September 28, 1997.................................6

    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................7


Part II.  OTHER INFORMATION

    Item 2. Changes in Securities

    Item 6. Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        IL FORNAIO (AMERICA) CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                      SEPTEMBER 28,    DECEMBER 29,
                                                          1997             1996
                                                      -------------    ------------
ASSETS
Current assets:
  Cash and equivalents                                  $    487         $  1,003
  Restricted cash                                            312              338
  Short-term investment securities                        12,320              698
  Accounts receivable                                      1,146            1,271
  Inventories                                              1,589            1,351
  Prepaid expenses and other assets                          878            1,064
  Deferred tax assets, net                                   579              579
                                                        --------         --------
              Total current assets                        17,311            6,304
                                                        --------         --------

  Property and equipment, net                             27,032           26,179
  Deferred tax assets, net                                 1,927            1,927
  Other assets                                               472              445
                                                        ========         ========
               Total assets                             $ 46,742         $ 34,855
                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  1,934         $  2,292
  Accrued expenses                                         5,323            3,704
  Current portion of debt                                     --              150
                                                        --------         --------
               Total current liabilities                   7,257            6,146
                                                        --------         --------
  Reserve for store closures                                 382              346
  Deferred lease incentives                                4,955            5,427

  Commitments
Stockholders' equity:
   Preferred stock, $.001 par value;
   5,000,000 shares authorized; none and
   2,308,196 shares issued and
   outstanding, respectively                                  --           16,885

   Common stock, $.001 par value; 20,000,000
     Shares authorized; 5,582,891 and 1,611,766
     Shares issued and outstanding, respectively               6            7,980

   Additional paid-in capital                             34,181               --
   Accumulated deficit                                       (39)          (1,929)
                                                        --------         --------
     Total stockholders' equity                           34,148           22,936
                                                        --------         --------
     Total liabilities and stockholders' equity         $ 46,742         $ 34,855
                                                        ========         ========


See notes to financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                              Three months ended               Nine months ended
                                         -----------------------------   -----------------------------
                                         September 28,   September 29,   September 28,   September 29,
                                             1997            1996            1997            1996
                                         -------------   -------------   -------------   -------------
Revenues:
  Restaurants                              $ 16,409        $ 12,784        $ 48,525        $ 37,517
  Wholesale bakeries                          1,586           1,504           4,736           4,395
  Retail bakeries                                --             884             311           3,484
                                           --------        --------        --------        --------
Total revenues                               17,995          15,172          53,572          45,396
                                           --------        --------        --------        --------

Costs and expenses:
  Cost of sales                               4,196           3,735          12,546          11,008
  Operating expenses                         10,405           8,748          31,108          26,317
  Depreciation and amortization                 951             995           2,878           2,929
  General and administrative expenses         1,506           1,203           4,462           3,526
  Provision for store closures                   --              --            (470)             --
                                           --------        --------        --------        --------
Total costs and expenses                     17,058          14,681          50,524          43,780
                                           --------        --------        --------        --------
Income from operations                          937             491           3,048           1,616
Other (income) expenses:
   Interest income                              (57)            (51)           (168)           (124)
   Interest expense                              --               8               2              37
                                           --------        --------        --------        --------
     Total other (income)
       expenses, net                            (57)            (43)           (166)            (87)
                                           --------        --------        --------        --------

Income before provision for
  income taxes                                  994             534           3,214           1,703
Provision for income taxes                      411             222           1,326             698
                                           ========        ========        ========        ========
Net income                                 $    583        $    312        $  1,888        $  1,005
                                           ========        ========        ========        ========

Net income per share:
      Primary                              $   0.12        $   0.07        $   0.39        $   0.22
      Fully-diluted                        $   0.12        $   0.07        $   0.38        $   0.22
Weighted average number of common
  stock and common stock equivalents
      Primary                                 5,275           5,020           5,019           5,015
      Fully-diluted                           5,281           5,020           5,142           5,015


See notes to financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Nine months      Nine months
                                                           ended            ended
                                                        September 28,    September 29,
                                                            1997             1996
                                                        -------------    -------------
Cash flows from operating activities:
   Net income                                             $  1,888         $ 1,005
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                         2,878           2,929
       Amortization of deferred lease incentives              (472)           (311)
       Provision for store closures                           (470)             --
       Gain on sale of property and equipment                 (300)            (72)
       Retirement of fixed assets                              271             180
   Changes in:
       Restricted cash                                          26             (31)
       Accounts receivable                                     125              71
       Inventories                                            (238)             13
       Prepaid expenses and other assets                       707              42
       Other assets                                            (27)             16
       Accounts payable                                       (358)           (105)
       Accrued expenses                                      1,619            (516)
                                                          --------         -------
       Net cash provided by operating activities             5,649           3,221
                                                          --------         -------
Cash flows from investing activities:
   Capital expenditures                                     (4,793)         (3,626)
   Proceeds from sale of property and equipment              1,081             626
   Purchases of short-term investments                     (11,622)           (599)
                                                          --------         -------
       Net cash used in investing activities               (15,334)         (3,599)
                                                          --------         -------
Cash flows from financing activities:
   Payments on debt                                           (150)           (450)
   Proceeds from the issuance of common stock, net           9,295             133
   Exercise of stock options                                    24              39
                                                          --------         -------
       Net cash provided by (used in)
         financing activities                                9,169            (278)
                                                          --------         -------
Decrease in cash and equivalents                              (516)           (656)
Cash and equivalents, beginning of period                    1,003           1,379
                                                          ========         =======
Cash and equivalents, end of period                       $    487         $   723
                                                          ========         =======


See notes to financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)



1.      Organization and Basis of Presentation

        Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of September 28, 1997, the Company owned and operated 13 Italian white tablecloth restaurants and five wholesale bakeries located in California. Eleven of the restaurants and all of the wholesale bakeries are located in California. One restaurant is located in Portland and one restaurant is located in Las Vegas.

        The accompanying condensed unaudited financial statements of the Company for the three months and nine months ended September 28, 1997 and September 29, 1996, respectively, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Prospectus dated September 18, 1997, filed with the Securities and Exchange Commission as part of its Registration Statement on Form S-1 (No. 333-23605)(the "Prospectus"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 28, 1997.

2.      Cash Equivalents and Short-Term Investment Securities

        Cash and equivalents-The Company considers all highly liquid debt instruments which are not actively traded and have a maturity of three months or less to be cash equivalents.

        Short-term investment securities- The Company generally considers all short-term debt investment securities which are actively traded to be available for sale. For short-term investment securities classified as available for sale at September 28, 1997 and December 29, 1996, costs approximate market.

3.      Earnings Per Share

        Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to convertible preferred stock and stock options outstanding during the period.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's financial statements for the fiscal year ending December 28, 1997. Under the Statement, primary earnings per share ("EPS") computed in accordance with Accounting Principle Board Opinion No. 15 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic EPS for the three and nine month periods ended September 28, 1997 and September 29, 1996 will not change significantly from primary EPS as disclosed. Fully diluted EPS is not anticipated to change significantly for 1997 but will be renamed "diluted EPS". The Company plans to implement the Statement in the fourth quarter of 1997.

4.      Stockholders' Equity

        On September 24, 1997, each outstanding share of Series B, C, E and F preferred stock was converted into 1.262 shares of common stock upon the closing of the Company's initial public offering.

        On September 24, 1997, the Company issued and sold an aggregate of 1.0 million shares of common stock pursuant to an initial public offering at $11.00 per share which closed on September 18, 1997. The net proceeds to the Company, after payment of underwriting fees and offering expenses were approximately $9.1 million.

        On October 1, 1997, the Company issued and sold an aggregate of 225,000 shares of Common Stock at $11.00 per share pursuant to the exercise by the underwriters of their over-allotment option under the Underwriting Agreement. The net proceeds of approximately $2.3 million initially have been used to purchase short-term investment securities.

5.      Reclassifications

        Certain amounts for December 29, 1996 have been reclassified to conform to the September 28, 1997 financial statement presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements may be deemed to include the timing of anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1998. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Company's Prospectus. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.

OVERVIEW

        The Company's revenues consist of restaurant sales and wholesale bakery sales and, prior to February 1997, free-standing retail bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after their first full month following the eighteenth month of its operation. Comparable restaurant revenues may fluctuate significantly as a result of a variety of factors. See "Factors Affecting Operating Results" below.

        Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase with sales volume. Occupancy costs include both a fixed and percentage portion of rent. Depreciation and amortization includes the amortization of pre-opening costs associated with the opening of new locations. The Company capitalizes pre-opening expenses for each of its new units and amortizes such costs over the 12-month period following the opening of the unit. Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants.

        General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, information systems and training and market research. Certain expenses of recruiting and training unit management personnel are also included as general and administrative expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1997, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 1996

        The following table set forth unaudited operating results for the three and nine-month periods ended September 28, 1997 and September 29, 1996, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                         Three months ended                Nine months ended
                                   September 28,    September 29,    September 28,    September 29,
                                       1997            1996             1997             1996
                                   -------------    -------------    -------------    -------------
Revenues:
   Restaurants                          91.2%           84.3%            90.6%            82.6%
   Wholesale bakeries                    8.8             9.9              8.8              9.7
   Retail bakeries                        --             5.8              0.6              7.7
                                       -----           -----            -----            -----
      Total revenues                   100.0           100.0            100.0            100.0
                                       -----           -----            -----            -----

Costs and expenses:
  Cost of sales                         23.3            24.6             23.4             24.2
  Operating expenses                    57.8            57.7             58.1             58.0
  Depreciation and amortization          5.3             6.6              5.4              6.4
  General and administrative expenses    8.4             7.9              8.3              7.8
  Provision for store closures            --              --             (0.9)              --
                                       -----           -----            -----            -----
      Total costs and expenses          94.8            96.8             94.3             96.4
                                       -----           -----            -----            -----
Income from operations                   5.2             3.2              5.7              3.6

Other (income) expenses:
  Interest income                       (0.3)           (0.3)            (0.3)            (0.2)
  Interest expense                        --              --               --               --
                                       -----           -----            -----            -----
      Total other (income)
        expenses, net                   (0.3)           (0.3)            (0.3)            (0.2)
                                       -----           -----            -----            -----
Income before provision
  for income taxes                       5.5             3.5              6.0              3.8
Provision for income taxes               2.3             1.5              2.5              1.6
                                       =====           =====            =====            =====
Net income                               3.2%            2.0%             3.5%             2.2%
                                       =====           =====            =====            =====



Revenues increased by 18.6% to $18.0 million for the third quarter of 1997 from $15.2 million for the third quarter of 1996 and by 18% to $53.6 million for the first nine months of 1997 from $45.4 million for the first nine months of 1996. The increases primarily reflected a 9.5% increase in comparable restaurant sales for the third quarter of 1997 and a 7.2% increase in comparable restaurant sales for the first nine months of 1997. The increase in revenues was also attributable to additional sales of $2.5 million for the third quarter of 1997 and $11 million for the first nine months of 1997 from two new restaurants, including one that opened in January 1997. These factors more than offset the $884,000 decrease in revenues for the third quarter of 1997 and $3.2 million decrease for the first nine months of 1997 attributable to the disposition of four free-standing retail bakeries in 1996 and the disposition of the four remaining free-standing retail bakeries in February 1997.

Cost of sales decreased as a percentage of revenues to 23.3% for the third quarter of 1997 and 23.4% for the first nine months of 1997 compared to 24.6% and 24.2% for the respective comparable periods in 1996 primarily as a result of a menu price increase in December 1996 as well as improved purchasing capabilities and stable food and beverage prices during the 1997 period.

Operating expenses as a percentage of revenues increased slightly to 57.8% for the third quarter of 1997 and 58.1% for the first nine months of 1997 compared to 57.7% and 58.0% for the respective comparable periods in 1996. Depreciation and amortization decreased as a percentage of revenues to 5.3% for the third quarter of 1997 and 5.4% for the first nine months of 1997 compared to 6.6% and 6.4% for the respective comparable periods in 1996, primarily reflecting increased revenues in the 1997 periods.

General and administrative expenses increased as a percentage of revenues to 8.4% for the third quarter of 1997 and 8.3% for the first nine months of 1997 compared to 7.9% and 7.8% for the respective comparable periods in 1996. This increase was primarily due to the accrual of higher performance-based management bonuses in the 1997 periods and, to a lesser extent, higher market research costs.

As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded in the nine months ended September 28, 1997, a $470,000 pre-tax reversal of the provision for store closures originally recorded in 1993.

Interest expense decreased in the third quarter and the first nine months of 1997 as a result of repayment in full in March 1997 of a term loan held by a commercial bank. Interest income increased in the third quarter of 1997 and first nine months of 1997 compared to the same periods, respectively, in 1996 as a result of the Company's investments of cash generated from operations.

The provisions for income taxes in the third quarter and first nine months of 1997 and 1996, respectively, are based upon the Company's estimated effective tax rate.

Net income for the third quarter of 1997 increased by $271,000, or 86.9%, to $583,000 from $312,000 for the third quarter of 1996. Net income per share for the third quarter of 1997 was $0.12 per share versus $0.07 for the comparable period in 1996. The pro-forma net income per share upon adoption of SFAS 128 for the third quarter of 1997 will be $0.11.

For the first nine months of 1997, net income increased by $883,000, or 87.9%, to $1.9 million from $1.0 million for the same period of 1996. Net income per share for the first nine months of 1997 was $0.38 per share versus $0.22 for the comparable period in 1996.

FACTORS AFFECTING OPERATING RESULTS

        The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of a more aggressive growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs and the potential impact of governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. In addition, a number of scientists have predicted unusually adverse weather conditions for this winter, especially on the West Coast, and if these predictions are correct, such adverse weather conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Prospectus under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company had $13.1 million in cash, cash equivalents and short-term investment securities, including approximately $9.1 million in net proceeds from the Company's initial public offering which closed on September 24, 1997. In October 1997, the Company received approximately $2.3 million in net proceeds as a result of the exercise by the underwriters of the offering of their option to purchase additional shares to cover over-allotments.

For the periods presented, the Company has funded its capital requirements primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations increased to $5.6 million for the first nine months of 1997 from $3.2 million during the same period in 1996, due primarily to the increase in comparable restaurant sales and the addition of new restaurants. As of September 28, 1997, the Company had a credit agreement which provided for a $3.0 million line of credit. In October 1997, this credit agreement line was raised to $5.0 million. The Company had no borrowings outstanding under the credit line during these periods.

Net cash provided by financing activities was $9.2 million for the first nine months of 1997 as compared with the use of $278,000 in cash for the same period in 1996. The difference related primarily to the receipt of $9.1 million in net proceeds from the initial public offering. The term loan held by a commercial bank was repaid in full in March 1997.

Capital expenditures were $4.8 million for the first nine months of 1997 as compared to $3.6 million in the first nine months of 1996. To date in 1997, the Company has opened one restaurant and one wholesale bakery and has completed the renovation of one of its existing restaurants. Additionally, the Company is currently in the process of constructing two additional restaurants. The Company intends to open one of these restaurants in 1997. Total capital expenditures are expected to be approximately $6.0 million in 1997. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.7 million, with additional average pre-opening costs per restaurant of approximately $200,000.

        The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, the size of restaurants developed and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that anticipated cash flow from operations, borrowings under the credit agreement and proceeds from the initial public offering will be sufficient to fund its capital requirements, including planned expansion and ongoing maintenance and renovation of existing restaurants, at least through 1998. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings. There can be no assurance that such capital will be available on favorable terms, if at all.

INFLATION

        The primary inflationary factors affecting the Company's operations are food and labor costs. A large number of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. To date, inflation has not had a material impact on the Company's operations. The minimum wage increased under recent federal legislation to $5.15 an hour in September 1997 and will increase in California to $5.75 an hour in March 1998.

Part II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) During the period, the Board of Directors of the Company adopted an amendment to the Company's By-laws to provide that special meetings of stockholders may be called only by the Company's Chairman of the Board, Chief Executive Officer or a majority of the Board of Directors.

        (d) The Company's Registration Statement of Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The offering commenced on September 19, 1997. All of the shares registered under the Registration Statement were sold prior to termination of the offering. The managing underwriters of the offering were Montgomery Securities and BT Alex Brown. The shares were sold to the public at a price of $11.00 per share. The number and aggregate offering price to the public of shares sold for the accounts of the Company and certain selling stockholders of the Company was as follows:

                                    Shares Sold       Aggregate Offering Price
                                    -----------       ------------------------
For the account of
  the Company*                       1,225,000             $13,475,000

For the account of
  the selling stockholders             500,000             $ 5,550,000


----------------

* Includes 225,000 shares sold on October 1, 1997 upon exercise of the underwriters' over-allotment option for an aggregate offering price to the public of $2,475,000.


----------------

The aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Common Stock registered (including shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) was as follows:

Underwriting discounts and commissions..............................  $  943,250
Other expenses**....................................................  $1,158,806
                                                                      ----------
    Total expenses**................................................  $2,102,056
                                                                      ==========

----------------

** Estimated

None of such expenses were paid to affiliates, directors or officers of the Company, associates of officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company.

The estimated net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriter's over-allotment option on October 1, 1997) were $11.4 million. From the effective date of the offering to September 28, 1997 all of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1   By-laws, as amended, of the Company

         10.1 Underwriting Agreement, dated September 18, 1997, between the Company and the Representatives of the Underwriters

         11.1   Calculation of net income per share

         27.1   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Il Fornaio (America) Corporation



Date:  November 7, 1997         By: /s/ LAURENCE B. MINDEL
                                    --------------------------------------------
                                    Laurence B. Mindel
                                    Chairman of the Board and Chief
                                    Executive Officer and
                                    (Principal Executive Officer)


Date:  November 7, 1997         By: /s/ PAUL J. KELLEY
                                    --------------------------------------------
                                    Paul J. Kelley
                                    Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)