Form 10-K405
period 1997-12-28
IL FORNAIO AMERICA CORP
filed 1998-03-25
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 28, 1997 or

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

                         770 TAMALPAIS DRIVE, SUITE 400
                         CORTE MADERA, CALIFORNIA 94925
               (Address of principal executive offices) (Zip Code)

                                 (415) 945-0500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 2, 1998, was $52,418,458.*

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 2, 1998 there were 5,827,999 shares outstanding of the Registrant's Common Stock.

* Excludes 1,871,889 shares outstanding at March 2, 1998, of the Registrant's Common Stock held by directors, executive officers and holders of more than 10% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 24, 1998 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements set forth in or incorporated by reference in this Form 10-K as well as the Company's Annual Report to Stockholders for the year ended December 28, 1997 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, anticipated store openings and their projected costs and sizes, planned capital expenditures and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Item 1-Business-Risk Factors."

GENERAL

    Il Fornaio owns and operates 15 full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The Company's restaurants offer an extensive menu, featuring house-made and imported pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Il Fornaio's menu is distinguished by fresh, hand-made breads, pastries and other baked goods that are produced in the Company's restaurants and five wholesale bakeries. Il Fornaio's wholesale bakeries also sell baked goods to quality grocery stores, specialty retailers, hotels and other fine restaurants. In addition, the Company operates a retail market in each restaurant, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

    The Company's objectives are to offer guests the most authentic Italian dining experience available outside of Italy and to establish a brand identity that provides a competitive advantage in every market in which the Company operates. The Company's strategy to achieve these objectives includes the following key elements: (i) serve premium quality, authentic regional Italian cuisine created by native-born Italian chefs and complemented by hand-made Il Fornaio baked goods; (ii) build brand awareness through its wholesale bakeries and retail markets, which reinforce the Company's image as a provider of premium quality, authentic Italian food and enable guests to recreate the Il Fornaio dining experience at home; (iii) create a distinctive authentic Italian atmosphere with restaurant designs unique to each location; (iv) consistently execute Il Fornaio's high standards of food quality, service and cleanliness through its employee-designed Five Star Service Program; and (v) foster a strong corporate culture which attracts and retains highly qualified management, chefs and hourly employees.

    Il Fornaio intends to develop restaurants in both existing and new geographic markets and to locate restaurants at sites in affluent urban and suburban areas. The flexibility of the Il Fornaio concept enables the Company to develop successful restaurants in a variety of locations, including residential neighborhoods, shopping centers, office buildings and hotels. Since its initial public offering in September 1997, the Company has opened one restaurant in Santa Monica, California and another in Denver, Colorado. The Company intends to open two new restaurants in 1998 located in Walnut Creek, California and Seattle, Washington.

    The Company was incorporated in California in June 1980 and was reincorporated in Delaware in September 1997 prior to the initial public offering. The Company's executive office has been relocated to 770 Tamalpais Drive, Suite 400, Corte Madera, California 94925. The Company's telephone number is (415) 945-0500.

    Il Fornaio and the Il Fornaio logo are registered marks of the Company, and Festa Regionale and Passaporto are marks used and owned by the Company.

RISK FACTORS

    In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

UNCERTAINTIES ASSOCIATED WITH FUTURE GROWTH

    The Company has experienced limited growth in recent years, expanding from nine restaurants at the end of 1993 to 15 restaurants at the end of 1997. The Company is currently pursuing a more aggressive growth strategy. In 1997, the Company opened three restaurants and a 12,000-square foot wholesale bakery in Burlingame, California. The Company expects to open two restaurants in

1998. The Company's ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, the negotiation of favorable lease arrangements, timely development and construction of any new shopping center, hotel or other site in which the restaurant or bakery may be located, management of the costs of construction and development of new restaurants and bakeries, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), general economic conditions and other factors, some of which are beyond the control of the Company. Moreover, the opening of additional restaurants and bakeries in the future will depend, in part, upon the Company's ability to generate sufficient funds from existing operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's growth strategy may place a strain on the Company's management, financial and other resources. To manage its growth effectively, the Company must maintain its high level of quality and service at its existing and future restaurants, continue to enhance its operational, financial and management systems, and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers and chefs. There can be no assurance that the Company will be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH SMALL OPERATIONS BASE

    The Company currently operates 15 restaurants. Because of the relatively small number of restaurants operated by the Company, adverse results experienced by any one location could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's Las Vegas restaurant opened in January 1997 and has performed at levels above that of any other restaurant previously opened by the Company. There can be no assurance that the Las Vegas restaurant will continue to perform at the level achieved to date. In addition, the results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other geographic locations.

GEOGRAPHIC CONCENTRATION

    Twelve of the Company's 15 restaurants are located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

    The Company has opened only three restaurants located outside of California. Over the next several years, the Company expects that some of its expansion will involve opening restaurants in other states. Expansion into new geographic regions involves a number of risks, in addition to those identified above, including uncertainties related to local customs, demographics, legal requirements, wages, costs and other economic conditions, the need to develop relationships with local distributors and suppliers for fresh produce and other ingredients, and potential difficulties related to management of operations located in a number of broadly dispersed locations. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

    The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants and increases or decreases in comparable restaurant revenues. For example, weather conditions have generally had the most significant adverse impact in the first quarter of each year. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors.

    A variety of factors also affect the Company's comparable restaurant sales results, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions (including, in particular, the unusually adverse weather conditions experienced this winter and predicted to continue for the remainder of the season, especially on the West Coast) and the Company's ability to execute its business strategy. The Company had a 7.1% increase in comparable restaurant sales in 1997. No assurance can be given that comparable restaurant sales for any particular future period will not decrease.

CHANGES IN FOOD AND LABOR COSTS

    The Company's profitability is dependent in part on its ability to anticipate and react to changes in food and labor costs. Various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

    A substantial number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. In November 1996, California voters approved a proposal that raised the minimum wage in California to $5.00 an hour effective March 1, 1997 and to $5.75 an hour effective March 1, 1998. There can be no assurance that similar proposals will not come before the voters in other jurisdictions in which the Company operates or seeks to operate. In addition, recent federal legislation increased the federal minimum wage from $4.25 an hour to $4.75 effective October 1, 1996 and to $5.15 effective September 1, 1997. Additional minimum wage increases have recently been proposed. In the fourth quarter of 1996, the Company introduced its first menu price increase in three years and had another price increase at the start of the first quarter of 1998 due, in part, to increases in labor costs. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

    The success of the Company's business will continue to be highly dependent on its key operating officers and employees, including Laurence B. Mindel, the Company's Chairman of the Board and Chief Executive Officer, and Michael J. Hislop, the Company's President and Chief Operating Officer. The Company currently maintains a $5.0 million term life insurance policy covering Mr. Mindel and a $3.0 million term life insurance policy covering Mr. Hislop. The Company's success in the future will be dependent on its ability to attract, retain and motivate qualified management and operating personnel, including restaurant managers and chefs. Failure by the Company to attract and retain such key employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION AND INDUSTRY CONDITIONS

    The restaurant and bakery industries are each intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants and bakeries compete with the Company at each of its locations. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants and bakeries are distinctive in design and operating concept, other companies may develop restaurants and bakeries that operate with similar concepts.

    The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, discretionary spending priorities, weather conditions, tourist travel, traffic patterns, and the type, number and location of competing restaurants. Changes in these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Competition."

LONG-TERM, NON-CANCELABLE LEASES; TERMINATION PROVISIONS

    The Company's current leases have annual base rents ranging from $60,000 to $336,000, are non-cancelable and typically have terms of 10 to 20 years. Leases entered into by the Company in the future will also be long-term and non-cancelable. If a decision is made to close any restaurant or bakery, the Company may be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In 1993 and 1995, the Company recorded provisions of $2.3 million and $932,000, respectively, for liabilities associated with the closure of facilities subject to non-cancelable, long-term leases. The Company may incur liabilities of this nature in the future if a decision is made to close one or more restaurants or bakeries, and such liabilities, if incurred, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, the Las Vegas restaurant lease contains provisions that allow the hotel landlord to terminate the Company's lease without compensation if, during any six-month period in which the hotel has achieved a specified occupancy rate, the restaurant's monthly gross sales average less than a specified minimum amount. To date, the Las Vegas restaurant's sales have been more than triple the specified minimum amount, although there can be no assurance that restaurant sales will continue to exceed the specified minimum. In addition, the lease contains provisions allowing the landlord to relocate the Company's restaurant to another site within the hotel possessing retail characteristics similar to the site currently occupied by the Company. The landlord may not use the site vacated for restaurant operations. Should the Company elect not to relocate the restaurant, the lease may be terminated by the Company and, in that event, the landlord is obligated to reimburse the Company for the unamortized cost of its improvements to the site and any of the Company's furniture, fixtures and equipment not removed by the Company. Such termination or relocation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2 -- Properties."

GOVERNMENTAL REGULATION

    The Company's operations are subject to regulation by federal agencies and to licensing and regulation by state and local health, environmental, labor relations, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. The Company's activities are also subject to the federal Americans With Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. The Company is also subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Changes in any or all of these laws or regulations, such as government-imposed increases in minimum wages, paid leaves of absence or mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have a material adverse effect on the Company's business, financial condition and results of operations. Delays or failures in obtaining or maintaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants or could materially and adversely affect the operation of existing restaurants. In addition, there can be no assurance that the Company will be able to obtain necessary variances or amendments to required licenses, permits or other approvals on a cost-effective and timely basis in order to construct and develop restaurants and bakeries in the future. See "Business -- Governmental Regulation."

UNINSURED LOSSES

    The Company has comprehensive insurance, including general liability, fire and extended coverage. However, there are certain types of losses that may be uninsurable or that the Company believes are not economically insurable, such as earthquakes and other natural disasters. In view of the location of many of the Company's existing and planned restaurants in California, the Company's operations are particularly susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting the Company's geographic area of operations, the Company could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties. In addition, the Company does not currently maintain any insurance coverage for employee-related litigation or the effects of adverse publicity, and such litigation or adverse publicity could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT

    At March 2, 1998, the Company's directors, officers and their affiliates will beneficially own approximately 36.1% of the outstanding Common Stock (assuming exercise of vested stock options). As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval. See "Part III, Item 12-Security Ownership of Certain Beneficial Owners and Management."

ABSENCE OF PRIOR TRADING MARKET; POTENTIAL VOLATILITY OF STOCK PRICE

    The market price of the shares of Common Stock may be subject to significant fluctuations in response to the Company's operating results and other factors, including general economic and market conditions. In addition, the stock market in recent years has experienced and continues to experience extreme price and volume fluctuations, which have affected the market price of the stock of many companies and which have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as a shortfall in sales or earnings compared to securities analysts' expectations, changes in analysts' recommendations or projections or general economic and market conditions, may adversely affect the market price of the Common Stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS

    The Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") authorizes the Board of Directors to issue up to five million shares of Preferred Stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The Restated Certificate and By-laws, among other things, provide for a classified Board of Directors, require that stockholder actions occur at duly called meetings of the stockholders, limit who may call special meetings of stockholders, do not permit cumulative voting in the election of directors and require advance notice of stockholder proposals and director nominations. These and other provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, discourage a hostile bid or delay, prevent or deter a merger, acquisition or tender offer, in which the Company's stockholders could receive a premium for their shares, or a proxy contest for control of the Company or other change in the Company's management.

IL FORNAIO CONCEPT AND STRATEGY

    Offer Premium Quality, Authentic Regional Italian Cuisine. Il Fornaio seeks to differentiate its restaurants from other restaurants in the Italian food segment by offering creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The core menu served at both lunch and dinner features a variety of dishes, including house-made and imported pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Native-born Italian chefs develop all of the core menu items, which vary depending on the seasonal availability of raw ingredients. The Company's chefs also develop special menus each month based on the local cuisine and culinary style of one of Italy's 20 geographic regions as part of the Company's Festa Regionale marketing program. Hand-made, preservative-free baked goods, based on centuries-old regional Italian recipes, are provided by Il Fornaio's bakeries for use in a variety of menu items. Fresh breads and rolls are served with each meal, providing an authentic and high quality complement to the menus. Il Fornaio's restaurants have received numerous awards and commendations.

    Build Brand Awareness. The Company believes that its restaurants, wholesale bakeries and retail markets work together to reinforce its image as a provider of premium quality, authentic Italian food, enhance Il Fornaio's brand image and reputation and attract guests over a wide variety of occasions for dining out or dining in. The Company's wholesale bakeries supply the same fresh, award-winning breads and other baked goods served at the Company's restaurants to quality grocery stores, specialty retailers, hotels and other fine restaurants as well as to retail markets within Il Fornaio restaurants. The restaurants' retail markets offer prepared foods and Il Fornaio brand items, including fresh baked goods, oakwood-roasted coffee, pasta, risotto, extra virgin olive oil and balsamic vinegar imported from Modena, Italy, enabling guests to recreate the Il Fornaio dining experience at home. The retail markets also offer an Il Fornaio-brand Chianti Classico from a Tuscan vineyard that was originally planted in the 11th century and is designated for Il Fornaio's exclusive use. The Company has implemented a number of marketing initiatives designed to build brand awareness, including monthly mailings of its Festa Regionale menus, food and wine tastings, baking classes, Italian culture seminars and the Passaporto program, which rewards frequent guests with complimentary menu items and commemorative plates.

    Create a Distinctive Authentic Italian Atmosphere. The Company seeks to create a distinctive authentic Italian atmosphere with restaurant designs that are unique to each location. The restaurants' sophisticated, yet informal and friendly atmosphere is intended to be suitable for a variety of meal occasions. Exhibition kitchens with wood-fired rotisseries, charcoal grills and wood-burning pizza ovens are in full display of the guests and create appealing cooking aromas that reinforce the guests' perceptions of quality, freshness and authenticity. Retail markets located at the entrance to each restaurant are designed to provide an inviting initial impression as well as to enhance the perception of an authentic Italian dining experience through the prominent display of Il Fornaio's Italian food. Design elements, which may include terracotta or European slate floors, marble bars, mahogany trim, outdoor piazzas, hand-painted ceilings and fine art, are selected to evoke the charm and elegance of a memorable dining experience in Italy. Il Fornaio's Sacramento restaurant received the grand prize for best new restaurant design worldwide, one of five grand prizes in hospitality design awarded in 1994 by a national hospitality design magazine.

    Focus on Five Star Service. The Company believes that its emphasis on service through the implementation of its Five Star Service Program has been an important factor in its success. The Company's Five Star Service Program, designed by the Company's employees, defines Il Fornaio's high standards for food quality, service and cleanliness. The Company has invested significant resources in the training of its service personnel and staffs each restaurant with an experienced management team to ensure attentive guest service and consistent food quality. Through employee and guest questionnaires, the Company receives valuable feedback and implements measures designed to reinforce its commitment to outstanding service and guest satisfaction. Results of the Five Star Service Program are considered in the evaluation and advancement of restaurant management.

    Foster a Strong Corporate Culture. The Company believes that qualified employees are critical to its success. The Company believes that, by providing extensive training, attractive compensation and significant opportunities for employee feedback and advancement, it fosters a strong corporate culture that helps to attract and retain highly qualified employees. In 1995, the Company instituted a Partnership Program, which provides equity participation to chefs and restaurant general managers. The Company also provides medical, dental and other benefits to hourly employees and believes that the availability of these benefits contributes to an employee turnover rate that is below the industry average.

    Provide an Attractive Price-Value Relationship. The Company believes that its restaurants provide guests with excellent value by offering high quality authentic Italian food, a distinctive atmosphere and superior service, all for an average check per guest in 1997 of $21.12 (including alcohol). As a result, the Company's restaurants attract a broad variety of guests who desire a more authentic Italian experience than may be available from other restaurants in the Italian food segment, without a substantially higher cost.

UNIT ECONOMICS

    For 1997, the Company's 11 restaurants that were opened prior to 1996 (which excludes data from restaurants in their first year of operation) had average revenues of approximately $4.6 million, average operating income of approximately $730,000, or 15.7% of restaurant sales, and average cash flow of approximately $934,000, or 20.1% of restaurant sales. Cash flow represents operating income before depreciation and amortization. The Company's restaurants range in size from 5,000 square feet to 10,900 square feet. Since 1991, the Company's total investment per restaurant, net of landlord contributions, has averaged approximately $1.7 million, with additional average pre-opening costs per restaurant of approximately $200,000. The Company expects that its planned future restaurants will generally range in size from 7,000 to 10,000 square feet and that its total investment and pre-opening costs per restaurant will be approximately $1.8 million and $250,000, based upon adjustments for inflation and the geographic locations of future restaurants.

LOCATIONS

    Il Fornaio owns and operates 15 full-service, white tablecloth Italian restaurants and five wholesale bakeries. Four of these wholesale bakeries are located adjacent to certain of the Company's restaurants and provide fresh breads, pastries and other baked goods to the restaurants, as well as to a variety of quality grocery stores, specialty retailers, hotels and other fine restaurants. All restaurants and wholesale accounts in the San Francisco Bay Area are supplied by the Company's 12,000-square foot wholesale bakery located in Burlingame, California. Restaurants that cannot be supplied by one of the Company's wholesale bakeries are designed with an in-house bakery. All of the restaurants feature a retail market.

    The following table provides information about the Company's current and planned operations.

CURRENT OPERATIONS

                                          YEAR      SIZE       NUMBER OF
               LOCATION                  OPENED   (SQ. FT.)    SEATS(1)
               --------                  ------   ---------    --------
Restaurants
  Corte Madera, CA..................      1987     5,600         104
  San Francisco, CA.................      1988     7,800         148
  Del Mar, CA.......................      1989     5,700         110
  Palo Alto, CA.....................      1989     7,300         136
  Irvine, CA........................      1991     9,600         220
  Beverly Hills, CA.................      1992     5,000          76
  San Jose, CA......................      1992     8,000         171
  Pasadena, CA......................      1993     8,000         152
  Sacramento, CA....................      1993     7,900         158
  Burlingame, CA....................      1995     9,200         185
  Carmel, CA........................      1995     7,500         120
  Portland, OR......................      1996     7,300         170
  Las Vegas, NV.....................      1997    10,900         218


  Santa Monica, CA..................      1997     7,500         150
  Denver, CO........................      1997     9,200         175

Wholesale Bakeries
  Beverly Hills, CA.................      1983     1,500          --
  Irvine, CA........................      1991     3,400          --
  Pasadena, CA......................      1993     3,400          --
  Sacramento, CA....................      1993     2,500          --
  Burlingame, CA....................      1997    12,000          --

PLANNED RESTAURANTS (2)

                                       SCHEDULED      SIZE
                  LOCATION              OPENING     (SQ. FT.)
------------------------------------------------    --------
Seattle, WA.........................      1998       13,200
Walnut Creek, CA....................      1998        8,700
Coronado Island, CA.................      1999        8,800

----------

(1) Excludes patio seating.
(2) Leases have been signed for each of these planned restaurant locations.

EXPANSION STRATEGY AND SITE SELECTION

    The Company intends to continue to expand its operations by addressing both existing and new geographic markets. The Company currently plans to open two new restaurants in 1998, including restaurants in Seattle, Washington, and Walnut Creek, California.

    The Company believes that the location of each restaurant is critical to its long-term success and devotes significant effort to finding appropriate sites. The Company's site selection strategy is to locate restaurants in affluent urban and suburban areas, often located near or on main traffic routes. The Company takes into account a variety of local factors, including demand and consumer preferences, competition, availability of suitable locations and personnel, local demographics and household income levels, as well as specific site characteristics, such as visibility, accessibility and traffic volume. Senior management selects each restaurant site. The flexibility of the Il Fornaio concept enables the Company to develop successful restaurants in a variety of locations, including residential neighborhoods, shopping centers, office buildings and hotels.

    The Company expects that its planned future restaurants will generally range in size from 7,000 to 10,000 square feet and will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.8 million, with additional average pre-opening costs per restaurant of approximately $250,000.

    The Company's success in implementing its expansion plans will depend, in each case, on the Company's ability to effectively address a number of risks. There can be no assurance that the Company will be able to open all of its new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. See "Risk Factors."

MENU

    The Company's restaurants feature creatively prepared, premium quality Italian food based on authentic regional recipes. All recipes are created by native-born Italian chefs. As guests are seated, Il Fornaio breads and rolls are placed on the table and served with Il Fornaio olive oil. Guests may then select from a menu featuring a variety of dishes, including house-made and imported pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. The core menu includes several flavorful low-salt and low-fat selections oriented toward health-or diet-conscious guests. The restaurants also offer Italian appetizers, creative desserts prepared on site, full liquor service and an award-winning, extensive wine list emphasizing Italian and California varietals. The wine list includes an Il Fornaio-brand Chianti Classico from a Tuscan vineyard that was originally planted in the 11th century and is designated for Il Fornaio's exclusive use. The core menu is virtually identical at most of Il Fornaio's restaurants. A daily insert, which varies by restaurant, lists specials developed by chefs at each restaurant, featuring creative dishes inspired by seasonal availability of fresh local produce, fish, meats and game. Il Fornaio's restaurants have received numerous awards and commendations.

    In addition, for two weeks of every month, the restaurants feature the Festa Regionale, innovative menus developed, on a rotating basis, by one of Il Fornaio's Chef-Partners, based on authentic recipes of one of Italy's 20 geographic regions. Each menu is intended to capture both the unique flavors and culinary style that characterize that region's local cuisine and includes menu items based on produce, cheese, meat, poultry and seafood indigenous to the region. Selected wines of the region are also offered to complement menu items. The most popular menu items developed as part of Festa Regionale are frequently added to the core menu.

    Il Fornaio's bakeries supply the restaurants with over 30 varieties of breads and rolls, based on centuries-old, regional Italian recipes. Breads include ciabatta (a long, flat loaf with a porous interior and crunchy crust), panmarino (a dome-shaped loaf infused with rosemary and sprinkled with coarse sea salt), filone (a classic Italian white bread with a light crust and soft interior), pagnotta (a round, rustic loaf with a soft interior), pane all'uva (a rich, moist bread filled with golden raisins), pane alle olive (a soft-textured bread studded with green olives) and foccacia (a flat bread brushed with olive oil and finished with a variety of fresh toppings). Pastries include cornetti (croissants) and cannelle (cinnamon twists). The Company's authentic Italian artisan breads have received numerous awards and commendations.

    The Company's average check per guest in 1997 at its restaurants, including alcoholic beverages, was $21.12. Six of the restaurants also offer breakfast service which, during 1997, accounted for approximately 3% of restaurant revenues. During the same period, wine sales represented approximately 18% of restaurant revenues, while other alcoholic beverages accounted for approximately 6% of restaurant revenues.

    Take-out prepared food and retail brand items accounted for approximately 10% of restaurant revenues in 1997. The restaurants' retail markets enable guests to recreate the Il Fornaio dining experience at home by offering prepared foods, including assorted cold pasta and risotto salads, Il Fornaio breads, green salads, whole roasted chickens, stuffed artichokes, individual pizzette and assorted Italian sandwiches, as well as Il Fornaio-brand retail items, including oakwood-roasted coffee, pasta, risotto, extra virgin olive oil, balsamic vinegar imported from Modena, Italy, and Chianti Classico.

DECOR AND ATMOSPHERE

    The Company seeks to create a distinctive, authentic Italian atmosphere with restaurant designs that are unique to each location. The restaurants' sophisticated, yet informal and friendly atmosphere is intended to be suitable for a variety of meal occasions. Exhibition kitchens with wood-fired rotisseries, charcoal grills and wood-burning pizza ovens in full display of the guests create appealing cooking aromas that reinforce the guests' perceptions of quality, freshness and authenticity. Retail markets located at the entrance to each restaurant are designed to provide an inviting initial impression as well as to enhance the perception of an authentic Italian dining experience through the prominent display of Il Fornaio's Italian food. Design elements, which may include terracotta or European slate floors, marble bars, mahogany trim, hand-painted ceilings and fine art, are selected to evoke the charm and elegance of a memorable dining experience in Italy. The tables are a mix of booths and free-standing tables with chairs. White tablecloths and Italian flatware dress the tables. Service is intended to be professional and friendly but not intrusive. In addition to table service, food is available at an indoor or outdoor liquor/coffee bar, as well as at counter seats overlooking the large pizza oven and open kitchen. The restaurants range in size from approximately 5,000 to 10,900 square feet with indoor seating ranging from 76 to 220 guests. Outdoor piazzas provide additional seating during warmer weather. Il Fornaio's Sacramento restaurant received the grand prize for best new restaurant design worldwide, one of five grand prizes in hospitality design awarded in 1994 by a national hospitality design magazine.

OPERATIONS

    The Company seeks to create a fine dining experience through the careful selection, training and supervision of personnel. The staff of a typical restaurant consists of a Managing Partner, two or three managers, a Chef-Partner, two or three sous chefs and approximately 65 to 125 hourly employees, many of whom work part-time. The Managing Partner of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The Chef-Partner is responsible for product quality, food costs and kitchen labor costs. The Company requires its Managing Partners and Chef-Partners to have significant experience in the full-service restaurant industry.

    Comprehensive management manuals exist to ensure consistency in all facets of restaurant operations, including food, service, safety and accounting. Working in concert with Managing Partners and Chef-Partners, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. The Company maintains quality and consistency in its restaurants through its Five Star Service Program, which establishes standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. A restaurant survey firm regularly visits the Company's restaurants and reports to senior management on the effectiveness of the Five Star Service Program. In addition to the Five Star Service Program, the Company's senior management regularly visit each restaurant and bakery to ensure adherence to the Company's concept, strategy and standards of quality in all aspects of restaurant operations. Senior management also meets once a month with Managing Partners and Chef-Partners to discuss operational, marketing and financial issues and to review the Five Star Service Program.

    The Company has implemented a comprehensive compensation and benefits package in order to attract and retain highly qualified personnel. The Company has a Partnership Program, which provides equity participation for Managing Partners and Chef-Partners in the form of stock options, to encourage commitment to the long-term success of the restaurants and the Company. The Company believes that this equity participation differentiates the compensation package from that of many of its competitors. The Company's bonus program is designed to reward the restaurant management team for achievement of superior operating results, and all members of management at the restaurant level are eligible to participate. The bonus may provide a large percentage of management's total compensation.

    The Company has a comprehensive four-to-six week training program, which all operating management personnel are required to complete. The program emphasizes the Company's operating strategy, philosophy, procedures and standards. The training encompasses all aspects of both restaurant and kitchen management. As part of the training program, a series of written tests is administered to evaluate the trainee's progress. The trainee must achieve a certain score to progress to the next section of the program. This training program is administered by the Company's Director of Training in conjunction with the Vice President of Operations and Executive Chef. The Managing Partners and Chef-Partners are responsible for selecting and training employees for each restaurant. The training period for new hourly employees lasts approximately one to two weeks and utilizes training manuals and seminars developed by the Company's training department. To foster a strong corporate culture and encourage employee commitment and enthusiasm, management regularly solicits employee suggestions concerning Company operations through extensive employee feedback surveys.

WHOLESALE BAKERIES

    The Company currently has five wholesale bakeries, four of which range in size from 1,500 to 3,400 square feet and are located adjacent to certain of the Company's restaurants. Bakery products are sold to quality grocery stores, specialty retailers, hotels and other fine restaurants, in addition to the Company's own restaurants. During 1997, the Company's wholesale bakeries accounted for approximately 9% of gross revenues.

    In March 1997, the Company commenced operation of a free-standing 12,000-square foot wholesale bakery, located in Burlingame, California. This facility provides freshly baked goods to all restaurants and wholesale customers throughout the San Francisco Bay Area. This bakery is designed to provide efficiencies in production (both labor and ingredients) and distribution, as well as the capacity to substantially grow this part of Il Fornaio's business. This facility permits the Company to employ improved processes, which enhance quality and consistency, while maintaining the Il Fornaio commitment to preservative-free, hand-made authentic Italian breads. The Company's total investment to construct this bakery, including leasehold improvements, machinery and equipment, was approximately $800,000.

    The Company's bakeries produce over 30 varieties of breads and rolls based on regional Italian recipes, as well as a wide assortment of Italian cookies, cakes and pastries. Recipes are standardized to ensure consistency. The Company's bread doughs, based on centuries-old recipes, are mixed and then fermented for up to 20 hours to increase flavor. Each loaf is hand-formed, proofed and baked in European deck ovens that eject steam around the bread at timed intervals. The Company believes that these processes contribute to a characteristically irregular-shaped and crusty bread. Bakers create a wide variety of breads by varying proportions of ingredients, length and number of risings, temperature of the oven and size and shape of the loaves. Some recipes include fresh aromatic herbs and spices, such as rosemary or fennel, or other ingredients, such as parmesan cheese, raisins, nuts and sesame seeds. To maintain the high quality of its bakery products, the Company maintains strict criteria for ingredients.

    The management staff of a typical wholesale bakery consists of a production manager, an assistant production manager and a business manager. A wholesale bakery employs 10 to 45 hourly employees, depending on the bakery's size. The production manager carries responsibility for day-to-day results of the wholesale bakery. Each production manager is required to have significant bread baking experience in addition to other general baking and management skills. Both the production manager and the assistant production manager are also trained in the Company's systems, recipes and procedures. The business manager is responsible for all accounting, including the preparation of sales reports, which are electronically transmitted to the corporate office on a daily basis. The business manager is also responsible for customer service and distribution. Monthly financial statements are prepared by the corporate office and reviewed with the wholesale bakery management team by senior management. The Director of Wholesale Bakeries spends significant time at each wholesale bakery, monitoring compliance with recipes and procedures.

    The Company maintains a fleet of vehicles for distribution of its products to wholesale customers and Company locations. A majority of the products are packed and delivered in the early morning to ensure timely delivery, and a second delivery is normally scheduled for Company locations to provide fresh-baked products for late afternoon and evening sale and consumption. Restaurants that cannot be supplied by one of the Company's wholesale bakeries are designed with in-house bakeries.

MARKETING

    The Company believes that providing an authentic Italian dining experience by offering quality food and bakery products, distinctive decor, Five Star Service and an attractive price-value relationship is the most effective approach to attracting new and repeat guests. Accordingly, Il Fornaio has relied primarily on reputation, local reviews and awards, and word-of-mouth to promote its restaurants and bakeries in each community in which it operates. The Company has also implemented a program of marketing and public relations activities designed to create awareness of the Il Fornaio name, encourage guests to associate that name with authentic, premium quality Italian food and increase the frequency of return visits to Il Fornaio.

    To encourage repeat patronage, the Company has developed the Festa Regionale program. As part of this program, innovative menus are developed monthly by Chef-Partners, on a rotating basis, based on authentic recipes from one of Italy's 20 geographic regions. Menu items are accompanied by selected wines from the region and a regional bread is provided by the Company's bakeries. Mailers describing each month's Festa Regionale offerings are sent monthly to over 100,000 households identified by the Company through customer mailing lists or geographic proximity to an Il Fornaio restaurant. The Passaporto program also encourages frequent dining at the Company's restaurants by rewarding those who participate in each month of the six-month program with a commemorative plate. In addition, guests receive a complimentary item such as an appetizer or a dessert from the regional menu.

    The Company has developed a program that focuses marketing efforts on each restaurant's immediate neighborhood. Under this program, each restaurant is responsible for the execution of an annual Neighborhood Marketing Plan, which includes initiatives to build awareness, sales and frequency from the immediate trade area, typically defined as a one-mile radius around that location. These initiatives include both on-site and off-site activities, such as large party, special event and meeting planning, bread and baked goods classes, Italian culture seminars, food and wine tastings, anniversary parties, community group fund-raisers as well as programs designed to encourage concierges from local hotels and office buildings to recommend Il Fornaio to their clients. Restaurant management, in conjunction with the Director of Neighborhood Marketing, develops a calendar of events based on quarterly and annual sales objectives. Each location is provided with a comprehensive Neighborhood Marketing Resource Guide and Neighborhood Marketing Calendar designed to assist management and staff with event planning, sales building strategies and guest communication guidance. These programs and initiatives are specifically tailored to the food service needs of the current and potential guests that are employed or reside in the immediate trade areas. Other public relations activities include special events, such as chef demonstrations at local stores, charitable donations and participation in community activities, such as fundraisers for schools, hospitals and other non-profit organizations.

MANAGEMENT INFORMATION SYSTEMS

    The Company has developed an integrated management information system that is utilized in all of its restaurants and bakeries. This system currently includes a computerized point-of-sale system in its restaurant operations and a proprietary accounts receivable system in its wholesale bakeries. The restaurant point-of-sale system facilitates the movement of guest food and beverage orders between the guest areas and kitchen and bar, controls cash, handles credit card authorizations and provides management with revenue data. The integrated system electronically transmits sales and guest counts to Company headquarters on a daily basis. The Company has installed a new computerized time management system at each of its locations. The system calculates the time worked by each employee, allows management to gather data and schedule labor hours and produces payroll reports. Additionally, the Company has developed a proprietary back-office system for processing daily and weekly paperwork (sales, accounts payable, labor and inventory). This system generates a weekly operating statement, which compares both weekly and month-to-date results versus budget.

    In early 1997, the Company converted from a proprietary accounting system to a scalable, relational database. The Company's automated restaurant and bakery point-of-sale, time management and unit accounting system provides data for posting directly to the Company's centralized system. The centralized database provides flexibility in generating various management reports against predetermined operating budgets. Such reporting includes (i) weekly reports of revenues, cost of revenues and selected controllable operating budgets, (ii) detailed monthly restaurant and bakery-level performance of revenues and expenses and (iii) monthly reports of administrative expense performance. The system allows management to review the mix of menu items in order to better match guest preferences and improve profitability. Detailed monthly profit and loss statements are compiled at the corporate office and reviewed with restaurant and bakery management every month by senior management.

PURCHASING

    The Company seeks to obtain ingredients of high quality at competitive prices from reliable sources. To ensure freshness and quality, maintain low inventory levels and facilitate the unique preparation of menu items, the Company purchases most of its ingredients in an unprocessed state. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, the management team of each restaurant and bakery determines the daily quantities of food items needed and orders accordingly. The Company's purchasing department seeks to obtain the lowest possible prices available to the Company by negotiating bulk purchasing contracts for a number of the ingredients utilized by the restaurants and bakeries. Ingredients and supplies are shipped directly to the restaurant or bakery, as the Company does not maintain a central food product warehouse or commissary.

COMPETITION

    The restaurant and bakery businesses are each intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants and bakeries compete with the Company at each of its locations. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants and bakeries are distinctive in design and operating concept, other companies may develop restaurants and bakeries that operate with similar concepts.

    The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, discretionary spending priorities, weather conditions, tourist travel, traffic patterns, and the type, number and location of competing restaurants. Changes in these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    At February 23, 1998, the Company employed approximately 1,992 persons, 45 of whom were executive office personnel, 155 of whom were unit management personnel and the remainder of whom were hourly restaurant or wholesale bakery personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

TRADEMARKS

    The Company has registered and applied for registration with the United States Patent and Trademark Office for a number of trademarks and service marks used in connection with its business. The Italian corporation which owned the rights to the Il Fornaio marks in the United States has assigned to the Company all of its United States rights and related goodwill. The Company regards its trademarks and related rights as having substantial value and as being an important factor in the marketing of its Il Fornaio restaurants and brand items.

GOVERNMENTAL REGULATION

    The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes, and the operation of its trucks is subject to Department of Transportation regulations.

    The development and construction of additional restaurants and bakeries will be subject to compliance with applicable zoning, land use and environmental regulations. There can be no assurance that the Company will be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants and bakeries in the future. Various federal and state labor laws govern the Company's operations and its relationship with its employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements.

    During 1997, approximately 24% of restaurant revenues was attributable to the sale of alcoholic beverages, primarily wine. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

    The Company is subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

    The federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Laurence B. Mindel, age 60, joined the Company as Chairman of the Board, President and Chief Executive Officer in January 1987. From 1964 to 1970, Mr. Mindel was President and Chief Executive Officer of Caswell Coffee Company in San Francisco. In 1970, Mr. Mindel co-founded Spectrum Foods, where he served as Chairman of the Board, President and Chief Executive Officer. Under Mr. Mindel's direction, Spectrum created 14 restaurants in Northern and Southern California, including Chianti, MacArhur Park, Harry's Bar and American Grill, Prego and Guaymas. In 1984, Saga Corporation acquired Spectrum Foods, and from that time until he joined the Company, Mr. Mindel served as President of the Saga Restaurant Group, which included Stuart Anderson's Black Angus, Velvet Turtle, Spoons, Hotel Food Services and the newly acquired Spectrum Foods restaurants. In 1985, Mr. Mindel became the first person of non-Italian descent and the first American to be awarded the Caterina di Medici medal. Awarded by the Italian government, the medal recognizes persons who have excelled in preserving the Italian heritage outside of Italy.

    Michael J. Hislop, age 43, joined the Company as President and Chief Operating Officer in July 1995. From April 1991 to May 1995, Mr. Hislop served as Chairman and Chief Executive Officer of Chevy's Mexican Restaurants which, under his direction, grew from 17 locations to 63 locations nationwide. From 1982 to 1991, Mr. Hislop was employed by El Torito Mexican Restaurants, Inc., serving first as Regional Operator, then as Executive Vice President of Operations and for the last three years as Chief Operating Officer. From 1979 to 1982, Mr. Hislop was employed by T.G.I. Fridays Restaurants, Inc. as a Regional Manager.

    Paul J. Kelley, age 42, joined the Company as Vice President, Finance, Chief Financial Officer and Secretary in April 1991. From 1988 to 1991, he served as Vice President of Finance of Bon Appetit Management, a contract food service operator. From 1977 to 1988, he served a variety of positions for Saga Corporation, most recently as Vice President and Controller of Velvet Turtle and Spoons.

    Michael J. Beatrice, age 44, joined the Company as Vice President, Operations, in April 1996. From 1994 to 1996, Mr. Beatrice was Vice President, Operations, for an area developer of Boston Chicken, a restaurant company. From 1991 to 1994, he owned and operated an upscale, full-service Italian restaurant north of Boston. From 1983 to 1991, he served a variety of positions with El Torito Mexican Restaurant, Inc., most recently as Regional Vice President.

ITEM 2.    PROPERTIES

    All of the Company's operations are located in leased facilities. Current restaurant and bakery leases have expiration dates ranging from 2000 to 2017, with the majority of the leases providing for five-year options to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Some of the leases require the Company to pay the costs of insurance, taxes and a portion of the lessor's operating costs. See Note 9 to Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future periods. The Company's lease for its Las Vegas restaurant contains certain termination and relocation provisions. See "Risk Factors-Long-Term, Non-Cancelable Leases; Termination Provisions."

    The Company does not anticipate any difficulties renewing existing leases as they expire. However, there can be no assurance that the Company will be able to renew any leases on favorable terms, if at all. Inability of the Company to renew a particular lease or closure of a facility subject to a long-term, non-cancelable lease could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's executive offices are located in approximately 8,110 square feet of leased space in Corte Madera, California.

ITEM 3.    LEGAL PROCEEDINGS

    The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

(a) The Company's Common Stock (Nasdaq symbol "ILFO") is traded on the Nasdaq National Market. The following table presents quarterly information on the price range of the Company's Common Stock, indicating the high and low sale prices reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

              Fiscal Quarter Ended:                            HIGH        LOW
              ---------------------                            ----        ---
              September 28, 1997.........................      $15.63    $13.88
                 (commencing September 19, 1997)
              December 28, 1997..........................      $17.00    $12.75


    At March 2, 1998, there were 654 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock. The Board of Directors intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition, certain financial covenants contained in the Company's bank line of credit restrict the Company's ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    Since December 29, 1996 the Registrant has sold and issued the following unregistered securities:

1. During the period, the Company granted incentive and nonstatutory stock options to key employees, officers and directors under its 1992 Stock Option Plan, 1995 Stock Option Plan, 1997 Equity Incentive Plan and 1997 Non-Employee Directors' Stock Option Plan (collectively, the "Plans") covering an aggregate of 169,555 shares (net of cancellations) of the Company's Common Stock, at an average exercise price ranging from $6.00 to $11.00. These options vest over a period of time following their respective dates of grant. The Company sold an aggregate of 13,704 shares of its Common Stock to employees and directors of the Company for consideration in the aggregate amount of $43,721 pursuant to the exercise of stock options granted under the Plans.

2. During the period, the Company sold 44,775 shares of Common Stock to key employees and officers, at an average price per share varying from $4.00 to $5.00, for an aggregate purchase price of $223,875.

3. During the period, the Company issued 10,362 shares of Common Stock upon the exercise of warrants to purchase shares of Series F Preferred Stock, for an aggregate purchase price of $18,725.

         The Company claimed exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") for the sales and issuances in the transactions described in paragraphs (1) and (2) above under Rule 701 promulgated under the Securities Act, in that they were issued pursuant to a written compensatory benefit plan, as provided by Rule 701. The Company claimed exemption from registration under the Securities Act for the sales and issuances in the transactions described in paragraph (3) above under 4(2) and/or Regulation D promulgated under the Securities Act. Legends were affixed to the stock certificates as appropriate.

USE OF PROCEEDS

(b) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The offering commenced on September 19, 1997. All of the shares registered under the Registration Statement were sold prior to termination of the offering. The managing underwriters of the offering were Montgomery Securities and BT Alex Brown. The shares were sold to the public at a price of $11.00 per share. The number and aggregate offering price to the public of shares sold for the accounts of the Company and certain selling stockholders of the Company was as follows:

                                                     Shares Sold    Aggregate Offering Price
                                                     -----------    ------------------------
    For the account of the Company*                  1,225,000      $13,475,000

    For the account of the selling stockholders        500,000      $ 5,550,000

----------
* Includes 225,000 shares on October 1, 1997 upon the exercise of the underwriters' over-allotment option for an aggregate offering to the public of $2,475,000.

    The aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Common Stock registered (including shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) was as follows:

    Underwriting discounts and commissions............  $  943,250
    Other expenses....................................   1,211,009
                                                        ----------
         Total expenses...............................  $2,154,259
                                                        ==========

    None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company.

    The estimated net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to March 2, 1998, all of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.

                                                                               FISCAL YEAR
                                                 ------------------------------------------------------------------------
                                                    1993           1994            1995             1996           1997
                                                 ------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
  Restaurants                                    $ 42,402        $ 39,485        $ 43,647        $ 50,599        $ 65,525
  Wholesale bakeries                                4,328           4,951           5,181           6,016           6,284
  Retail bakeries                                   4,866           5,208           5,312           4,137             311
                                                 ------------------------------------------------------------------------
     Total revenues                                51,596          49,644          54,140          60,752          72,120
                                                 ------------------------------------------------------------------------

Costs and expenses:
  Costs of sales                                   12,097          11,300          12,772          14,792          16,993
  Operating expenses                               32,258          29,290          31,036          35,152          41,800
  Depreciation and amortization                     3,512           3,162           3,304           3,860           3,949
  General and administrative                        4,060           3,592           4,083           4,724           6,012
  Provision for store closures                      2,339              --             932              --            (470)
                                                 ------------------------------------------------------------------------
    Total costs and expenses                       54,266          47,344          52,127          58,528          68,284
                                                 ------------------------------------------------------------------------
Income (loss) from operations                      (2,670)          2,300           2,013           2,224           3,836
Interest (income) expense, net                        150              53             (59)           (127)           (398)
                                                 ------------------------------------------------------------------------
Income (loss) before provision (benefit)
  for income taxes                                 (2,820)          2,247           2,072           2,351           4,234
Provision (benefit) for income taxes                   70             332          (2,432)            898           1,651
                                                 ------------------------------------------------------------------------
Net income (loss)                                $ (2,890)       $  1,915        $  4,504        $  1,453        $  2,583
                                                 ========================================================================

Net income (loss) per share-diluted (1)          $  (0.67)       $   0.43        $   1.00        $   0.32        $   0.48
Weighted average shares and
common share equivalents outstanding                4,344           4,477           4,499           4,570           5,433

BALANCE SHEET DATA (AT YEAR END):
Working capital (deficit)                        $ (4,602)       $   (496)       $    807        $    158        $ 11,094
Total assets                                       29,723          30,164          34,194          34,855          52,091
Long-term debt (excluding current portion)           --               750             150            --              --
Stockholders' equity                             $ 14,717        $ 16,678        $ 21,283        $ 22,936        $ 37,126


-----------
(1) Net income (loss) per share - diluted for 1996 and prior years have been restated to reflect the adoption by the Company of Statement of Financial Accounting Standards No. 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company's revenues consist of restaurant sales and wholesale bakery sales and, prior to February 1997, free-standing retail bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after its first full month following the eighteenth month of its operation. Comparable restaurant revenues may fluctuate significantly as a result of a variety of factors.

   Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase generally with sales volume and with the addition of new locations. Occupancy costs include both a fixed and percentage portion of rent. Depreciation and amortization includes the amortization of pre-opening costs associated with the opening of new locations. The Company capitalizes pre-opening expenses for each of its new units and amortizes such costs over the 12-month period following the opening of the unit. Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS 1995, 1996 AND 1997

   The following table sets forth operating results as a percentage of total revenues for the periods indicated.

                                                  PERCENTAGE OF TOTAL REVENUES          PERCENTAGE INCREASE
                                                          FISCAL YEAR                        (DECREASE)
                                                -----------------------------------------------------------------
                                                 1995         1996         1997     1996 vs. 1995   1997 vs. 1996
                                                -----------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues:
  Restaurants                                    80.6%        83.3%        90.9%          15.9%          29.5%
  Wholesale bakeries                              9.6%         9.9%         8.7%          16.1%           4.5%
  Retail bakeries                                 9.8%         6.8%         0.4%         -22.1%         -92.5%
                                                --------------------------------
     Total revenues                             100.0%       100.0%       100.0%          12.2%          18.7%
                                                --------------------------------
Costs and expenses:
  Costs of sales                                 23.6%        24.3%        23.6%          15.8%          14.9%
  Operating expenses                             57.3%        57.9%        58.0%          13.3%          18.9%
  Depreciation and amortization                   6.1%         6.3%         5.5%          16.8%           2.3%
  General and administrative                      7.6%         7.8%         8.3%          15.7%          27.3%
  Provision for store closures                    1.7%         0.0%        -0.7%        -100.0%         100.0%
                                                --------------------------------
    Total costs and expenses                     96.3%        96.3%        94.7%          12.3%          16.7%
                                                --------------------------------
Income (loss) from operations                     3.7%         3.7%         5.3%          10.5%          72.5%
Interest (income) expense, net                   -0.1%        -0.2%        -0.6%         115.3%         213.4%
                                                --------------------------------
Income (loss) before provision (benefit)
  for income taxes                                3.8%         3.9%         5.9%          13.5%          80.1%
Provision (benefit) for income taxes             -4.5%         1.5%         2.3%        -136.9%          83.9%
                                                --------------------------------
Net income (loss)                                 8.3%         2.4%         3.6%         -67.7%          77.8%
                                                ================================

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES

   Total revenues increased by $11.4 million, or 18.7%, to $72.1 million in 1997 from $60.8 million in 1996. The increase primarily reflected sales of $11.5 million attributable to (i) the opening of four new restaurants, one of which opened in April 1996, one in January 1997 and another two in late 1997, and (ii) a 7.1% increase in comparable restaurant sales and a 4.8% increase in comparable wholesale bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after the first full month following the eighteenth month of its operation. The impact of menu price increases in the restaurant sales in 1997 was approximately 3.5%. These factors more than offset the $3.8 million decrease in revenues attributable to the disposition of four retail bakeries in 1996 and the remaining four in February 1997.

COST OF SALES

   Cost of sales decreased as a percentage of revenues to 23.6% in 1997 from 24.3% in 1996, primarily as a result of a menu price increase in December 1996 as well as improved purchasing capabilities and stable food and beverage prices during the 1997 period.

OPERATING EXPENSES

   Operating expenses include all restaurant and bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses increased as a percentage of revenues slightly to 58.0% in 1997 from 57.9% in 1996. The slight increase is attributable to two increases in minimum wage affecting 1997 results, offset in part by declines in several other areas.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expenses decreased as a percentage of revenues to 5.5% in 1997 from 6.3% in 1996, primarily reflecting increased revenues and a declining depreciable asset base for older units, which offset increases related to new unit construction costs. The amortization of pre-opening costs remained consistent between 1997 and 1996 at $431,000 and $426,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses increased as a percentage of revenues to 8.3% in 1997 from 7.8% in 1996. This increase was largely due to expansion of the management infrastructure, the accrual of higher performance-based management bonuses as a result of an improvement in pre-tax income in 1997 and, to a lesser extent, higher market research costs.

PROVISION FOR STORE CLOSURE

   As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded a $470,000 pre-tax reversal in 1997 of the provision for store closures originally recorded in 1993.

INTEREST (INCOME) EXPENSE

   Interest income increased in 1997 to $402,000 from $168,000 in 1996, reflecting interest on higher average cash balances as a result of both cash generated from operations and the proceeds of the Company's initial public offering in September 1997.

INCOME TAX PROVISION

   The Company's effective tax rate increased slightly for fiscal 1997 to 39.0% from 38.2% for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES

   Revenues increased by $6.6 million, or 12.2%, to $60.8 million in 1996 from $54.1 million in 1995. The increase primarily reflected sales of $5.8 million attributable to the opening of three new restaurants, two of which opened in the first and fourth quarters of 1995 and one of which opened in 1996, as well as a 4.8% increase in comparable restaurant sales and an 18.4% increase in comparable wholesale bakery sales. These factors more than offset the decrease in revenues attributable to the disposition in 1996 of four free-standing retail bakeries and the inclusion of one additional accounting week in 1995 compared to 1996. The impact of menu price increases in 1996 was negligible.

COST OF SALES

   Cost of sales increased as a percentage of revenues to 24.3% in 1996 from 23.6% in 1995, primarily as a result of higher food costs (dairy, coffee, produce and flour) that were not passed through in corresponding menu price adjustments until December 1996.

OPERATING EXPENSES

   Operating expenses increased as a percentage of revenues to 57.9% in 1996 from 57.3% in 1995, principally as a result of higher marketing costs associated with the Festa Regionale marketing program.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased as a percentage of revenues to 6.3% in 1996 from 6.1% in 1995. This increase was primarily the result of an increase in pre-opening amortization related to the opening of two new restaurants (one of which opened in late 1995), offset in part by a decrease in depreciation as a percentage of revenues as a result of an increase in comparable store revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses increased as a percentage of revenues to 7.8% in 1996 from 7.6% in 1995. This increase was largely due to the continued expansion of management infrastructure and training expenses, which commenced in mid-1995 to help implement the Company's growth strategy.

PROVISION FOR STORE CLOSURE

   In 1995 the Company recorded a $932,000 provision for the write-down of the fixed assets and rent liability for one restaurant that differed from the Il Fornaio restaurant concept.

INCOME TAX PROVISION

   The effective tax rate for 1996 was 38.2%, which reflects the statutory rates, net of investment tax credits. In 1995, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company recorded an income tax benefit of $2.7 million, reflecting the recognition of various deductible deferred assets, including prior years' net operating loss carryforwards, business tax credits and various temporary accounting differences.

LIQUIDITY AND CAPITAL RESOURCES

   At December 28, 1997, the Company had $15.8 million in cash, cash equivalents and short-term investment securities, including approximately $11.3 million in net proceeds from the Company's initial public offering.

   For the periods presented, the Company has funded its capital expansion primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations increased to $8.2 million for fiscal 1997 from $5.0 million in fiscal 1996. At December 28, 1997, the Company's working capital totaled $11.1 million compared to $158,000 at December 29, 1996. As of December 28, 1997, the Company had a credit agreement that provided for a $5.0 million line of credit. The Company had no borrowings outstanding under the credit line during these periods.

   Net cash provided by financing activities was $11.5 million for 1997 as compared with the use of $400,000 in cash for 1996. The difference related primarily to the receipt of $11.3 million in net proceeds from the initial public offering. The term loan held by a commercial bank was repaid in full in March 1997.

   Capital expenditures were $7.9 million for 1997 as compared to $5.8 million for 1996. In 1997, the Company opened three new restaurants (located in Las Vegas, Santa Monica and Denver) and one new production bakery facility and completed a major renovation of one of its existing restaurants. The Company intends to open two additional restaurants in 1998. Total capital expenditures are expected to be approximately $7.0 million in 1998. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.8 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash provided by operations, cash and investment securities on hand, and landlord construction contributions (when available).

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

YEAR 2000 COMPLIANCE

   The Company utilizes various computer software packages as tools in its units and the corporate finance and accounting group. In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Based upon its internal review and other factors, management does not anticipate any material costs associated with year 2000 software requirements. The Company is also currently in discussion with its major vendors to ensure compliance.

FACTORS AFFECTING OPERATING RESULTS AND QUARTERLY RESULTS

   This Management's Discussion and Analysis contains forward-looking statements relating to future events, including the timing of anticipated restaurant openings, the amount of investment and pre-opening costs required for future restaurants, the costs related to year 2000 compliance, the amount of projected capital expenditures and adequacy of anticipated sources of cash to fund future capital requirements. The Company's business is subject to a number of challenges and risks that may cause results to differ materially from those expressed or implied by these statements, including, among other things, the risks associated with the Company's pursuit of a more aggressive growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs and the potential impact of governmental regulation, risks related to the Company's dependence of its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases and potential negative effect of the unusually adverse weather conditions experienced this winter, especially on the West Coast, which are predicted to continue for the remainder of the season. These and other risks are discussed in more detail in the Company's Annual Report on Form 10-K under the heading "Risk Factors."

   The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, the Company's ability to find optimal restaurant locations at favorable lease rates, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales may also vary from period to period as a result of similar factors.

INFLATION

   The primary inflationary factors affecting the Company's operations are food and labor costs. A large number of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. To date, inflation has not had a material impact on the Company's operations. The minimum wage increased under recent federal legislation to $5.15 an hour in September 1997 and increased in California to $5.75 an hour in March 1998. Additional minimum wage increases have recently been proposed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

   The Company has adopted SFAS No. 128, "Earnings per Share," in the fourth quarter of 1997. As a result, the earnings per share (EPS) data for the prior periods have been restated to conform with SFAS 128's requirement of dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. (See Note 1 to the Company's Financial Statements.)

   SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to stockholders. SFAS 131 establishes standards for disclosures related to business operating segments. The adoption of these standards will not have an effect on the Company's financial position, results of operations, earnings per share, or cash flows, but will impact financial statement disclosure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        IL FORNAIO (AMERICA) CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                       Page

Independent Auditors' Report.......................................................................................      23

Balance Sheets as of December 29, 1996 and December 28, 1997.......................................................      24

Statements of Income for the years ended December 31, 1995, December 29, 1996,
and December 28, 1997..............................................................................................      25

Statements of Stockholders' Equity for the years ended December 31, 1995,
December 29, 1996, and December 28, 1997...........................................................................      26

Statements of Cash Flows for the years ended December 31, 1995, December 29, 1996,
and December 28, 1997..............................................................................................      27

Notes to Financial Statements .....................................................................................      28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Il Fornaio (America) Corporation:

    We have audited the accompanying balance sheets of Il Fornaio (America) Corporation (the "Company") as of December 28, 1997 and December 29, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Il Fornaio (America) Corporation at December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

         /s/ DELOITTE & TOUCHE LLP
------------------------------------------
             DELOITTE & TOUCHE LLP

San Francisco, California
February 6, 1998

IL FORNAIO (AMERICA) CORPORATION

BALANCE SHEETS
(in thousands, except share data)


                                                                                   December 29,    December 28,
                                                                                       1996            1997
                                                                                   ----------------------------
ASSETS
Current assets:
  Cash and equivalents                                                             $      1,003    $        557
  Restricted cash                                                                           338             518
  Short-term investment securities                                                          698          14,714
  Accounts receivable, net                                                                1,271           1,291
  Note receivable                                                                           308             121
  Inventories                                                                             1,351           1,720
  Prepaid expenses and other assets                                                         756           1,420
  Deferred tax assets, net                                                                  579             125
                                                                                   ----------------------------
          Total current assets                                                            6,304          20,466
                                                                                   ----------------------------
Property and equipment, net                                                              26,179          29,255
Deferred tax assets, net                                                                  1,927           1,879
Other assets                                                                                445             491
                                                                                   ----------------------------
          Total assets                                                             $     34,855    $     52,091
                                                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $      2,292    $      3,085
  Accrued expenses                                                                        3,704           6,287
  Current portion of debt                                                                   150            --
                                                                                   ----------------------------
          Total current liabilities                                                       6,146           9,372
                                                                                   ----------------------------
Reserve for store closures                                                                  346             374
Deferred lease incentives                                                                 5,427           5,219
Commitments (Note 9)
Stockholders' equity:
  Preferred stock, no par value and $.001 par value; 3,500,000 and 5,000,000 shares authorized; 2,308,196 and no shares issued and
     outstanding, respectively                                                           16,885            --
  Common stock, no par value and $.001 par value;
     15,000,000 and 20,000,000 shares authorized;
     1,611,766 and 5,818,513 shares issued and
     outstanding, respectively                                                            7,980               6
  Additional paid-in-capital                                                               --            36,466
  Retained earnings (Accumulated deficit)                                                (1,929)            654
                                                                                   ----------------------------
     Total stockholders' equity                                                          22,936          37,126
                                                                                   ----------------------------
          Total liabilities and stockholders' equity                               $     34,855    $     52,091
                                                                                   ============================


   The accompanying notes are an integral part of these financial statements.

IL FORNAIO (AMERICA) CORPORATION

STATEMENTS OF INCOME
(in thousands, except per share amounts)


                                                                   Year Ended
                                                   --------------------------------------------
                                                   December 31,    December 29,    December 28,
                                                       1995            1996            1997
                                                   --------------------------------------------

REVENUES:
  Restaurants                                      $     43,647    $     50,599    $     65,525
  Wholesale bakeries                                      5,181           6,016           6,284
  Retail bakeries                                         5,312           4,137             311
                                                   --------------------------------------------
          Total revenues                                 54,140          60,752          72,120
                                                   --------------------------------------------
COSTS AND EXPENSES:
  Cost of sales                                          12,772          14,792          16,993
  Operating expenses                                     31,036          35,152          41,800
  Depreciation and amortization                           3,304           3,860           3,949
  General and administrative expenses                     4,083           4,724           6,012
  Provision for store closures                              932            --              (470)
                                                   --------------------------------------------
          Total costs and expenses                       52,127          58,528          68,284
                                                   --------------------------------------------
INCOME FROM OPERATIONS                                    2,013           2,224           3,836
OTHER (INCOME) EXPENSES:
  Interest income                                          (157)           (167)           (400)
  Interest expense                                           98              40               2
                                                   --------------------------------------------
     Total other (income) expenses, net                     (59)           (127)           (398)
                                                   --------------------------------------------
INCOME BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                        2,072           2,351           4,234
Provision (benefit) for income taxes (2,432)             (2,432)            898           1,651
                                                   --------------------------------------------
NET INCOME                                         $      4,504    $      1,453    $      2,583
                                                   ============================================
Net income per share:
  Basic                                            $       1.01    $       0.32    $       0.53
                                                   ============================================
  Diluted                                          $       1.00    $       0.32    $       0.48
                                                   ============================================
Weighted average shares and common share
  equivalents outstanding
  Basic                                                   4,452           4,485           4,908
  Diluted                                                 4,499           4,570           5,433


   The accompanying notes are an integral part of these financial statements.

IL FORNAIO (AMERICA) CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                                                         Additional    Retained Earnings
                                                                                           Paid-in       (accumulated
                                          Preferred Stock             Common Stock         Capital          deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                       Shares         Amount       Shares        Amount                                   Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 25, 1994           2,296,486      $ 16,733     1,545,691      $  7,831     $             $ (7,886)     $ 16,678
Issuance of preferred stock             19,810           203                                                                  203
Issuance of common stock                                             3,450            16                                       16
Exercise of common stock options                                    18,209            39                                       39
Repurchase of common stock                                         (34,991)         (157)                                    (157)
Net income                                                                                                    4,504         4,504
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995           2,316,296        16,936     1,532,359         7,729                     (3,382)       21,283
Issuance of common stock                                            30,210           136                                      136
Conversion of preferred to common       (8,100)          (51)       10,222            51
Exercise of common stock options                                    38,975            64                                       64
Net income                                                                                                    1,453         1,453
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 1996           2,308,196        16,885     1,611,766         7,980                     (1,929)       22,936
Par value adjustment                                                              (7,978)       7,978                        --
Issuance of common stock,
  net of offering expenses                                       1,269,775             1       11,544                      11,545
Warrants converted to common                                        10,362          --             18                          18
Conversion of preferred
  to common                         (2,308,196)      (16,885)    2,912,906             3       16,882                        --
Exercise of common stock
  options                                                           13,704          --             44                          44
Net income                                                                                                    2,583         2,583
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                   0      $      0     5,818,513      $      6     $ 36,466      $    654      $ 37,126
====================================================================================================================================


   The accompanying notes are an integral part of these financial statements.

IL FORNAIO (AMERICA) CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands, except share data)

                                                                   Year Ended
                                                   --------------------------------------------
                                                   December 31,    December 29,    December 28,
                                                       1995            1996            1997
                                                   --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $      4,504    $      1,453    $      2,583
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation and amortization                        3,304           3,860           3,949
     Amortization of deferred lease
       incentives                                          (343)           (403)           (558)
     Provision for store closures                           932            --                28
     Gain on sale of property and
       equipment                                           --               (72)           (300)
     Retirement of fixed assets                            --               253             567
     Deferred income taxes                               (2,738)            232             502
  Changes in:
     Restricted cash                                        (65)            (23)           (180)
     Accounts receivable                                   (299)           (153)            (20)
     Note receivable                                       --              --              (204)
     Inventories                                           (168)            178            (369)
     Prepaid expenses and other assets                     (518)           (408)         (1,095)
     Other assets                                           (24)             19             (46)
     Accounts payable                                        27             185             793
     Accrued expenses                                       227            (174)          2,583
                                                   --------------------------------------------
     Net cash provided by operating
       activities                                         4,839           4,947           8,233
                                                   --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                       --              (698)        (14,016)
  Construction allowances received                         --              --               350
  Capital expenditures                                   (4,807)         (5,847)         (7,942)
  Proceeds from sale of property and
     equipment                                             --               626           1,081
  Collection of note receivable                            --              --               391
                                                   --------------------------------------------
       Net cash used in investing activities             (4,807)         (5,919)        (20,136)
                                                   --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                         (600)           (600)           (150)
  Net proceeds from the issuance of common
     stock                                                   16             136          11,545
  Exercise of stock options                                  39              64              44
  Warrants converted to common stock                       --              --                18
  Repurchase of common stock                               (157)           --              --
                                                   --------------------------------------------
       Net cash provided by (used in)
       financing activities                                (702)           (400)         11,457
                                                   --------------------------------------------
Increase (decrease) in cash and
  equivalents                                              (670)         (1,372)           (446)
Cash and equivalents, beginning of year                   3,045           2,375           1,003
                                                   --------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                  $      2,375    $      1,003    $        557
                                                   ============================================
Interest paid                                      $        105    $         45    $          3
                                                   ============================================
Income taxes paid                                  $        308    $        614    $      1,730
                                                   ============================================
Noncash investing and financing activities
     Issuance of note receivable for retail
     bakery and restaurant assets                          --      $        308    $        704


   The accompanying notes are an integral part of these financial statements.

IL FORNAIO (AMERICA) CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
   Organization and nature of operations - Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. At December 28, 1997, the Company owned and operated 15 Italian white tablecloth restaurants and five wholesale bakeries in California, Portland, Oregon, Las Vegas, Nevada, and Denver, Colorado.

   FISCAL YEAR - The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. The fiscal years ended December 28, 1997 and December 29, 1996 each contained 52 weeks and the fiscal year ended December 31, 1995 contained 53 weeks of operations.

   PRE-OPENING COSTS consist of location setup, employee training and promotion associated with the opening of new locations and are amortized over 12 months beginning in the month the location commences operations.

   CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents.

   RESTRICTED CASH represents cash restricted for the Company's voluntary disability insurance plan and contributions to the employee stock purchase plan.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and revolving credit borrowings are reasonable estimates of the fair values of these financial instruments.

   INVESTMENTS - Cash and cash equivalents are comprised of cash and short-term commercial paper readily convertible to cash. Cash equivalents are carried at cost which approximates market value. For purposes of the Statements of Cash Flows, all highly liquid cash equivalents with an original maturity of three months or less are considered cash equivalents.

   ACCOUNTS RECEIVABLE consist primarily of amounts due from wholesale customers, which are net of allowances for doubtful accounts of $52,000 and $104,000 as of December 29, 1996 and December 28, 1997, respectively.

   INVENTORIES, consisting primarily of wine, liquor, grocery products and operating supplies, are stated at the lower of first-in, first-out method
   (FIFO) cost or market.

   PROPERTY AND EQUIPMENT are stated at cost and include interest on funds borrowed to finance construction. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: leasehold improvements -- lesser of lease term or life of improvements; furniture, fixtures and equipment -- 5 to 10 years. Leasehold improvements reimbursed by the landlord through construction allowances are capitalized as leasehold improvements. Such leasehold improvements and related construction allowances are amortized on a straight-line basis over the lease term.

   DEFERRED RENT - Certain leases contain fixed escalations of the minimum annual lease payment during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between rent expense and the amount currently payable under the lease as deferred rent.

   ADVERTISING COSTS are expensed as incurred.

   ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

   INCOME TAXES are accounted for using the liability method, under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

   RESERVE FOR STORE CLOSURES includes management's best estimates of the net costs to be incurred on the sale or disposal of a reserved store. The accrual consists of future payments on leases and other estimated costs directly associated with the decision to close the stores.

   STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees."

   REVENUE RECOGNITION - Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales is recognized when the bakery products are shipped.

   RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The Company has adopted SFAS 128 in the fourth quarter of 1997. As a result, the earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128's requirement of dual presentation of basic EPS and diluted EPS for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

   In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses along with non-owner sources of comprehensive income) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in fiscal 1998.

   In June 1997, the FASB issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services and major customers. The Company will adopt SFAS 131 in fiscal 1998.

   Management believes that the adoption of these new standards will not have a material impact on the Company's financial position or results of operations, and the impact will be limited to the form and content of their disclosures.

   RECLASSIFICATIONS - Certain fiscal 1995 and 1996 amounts have been reclassified to conform with fiscal 1997 presentations.

2. NOTE RECEIVABLE
   On February 14, 1997, the Company sold the net assets of its four remaining free-standing retail bakeries for $815,000, including a promissory note in the principal amount of $204,000. The note bears interest at 8.25% and is payable in 24 equal monthly installments starting March 15, 1997. The note is collateralized by the assets of the retail bakeries. The sale price approximates the carrying value of the assets sold. On July 28, 1996, the Company sold the net assets of four of its free-standing retail bakeries for cash and a promissory note. Interest was due monthly from December 1996 to July 1997 at which time the principal balance was paid in full.

3. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):

                                                               1996            1997
                                                            ------------------------
   Leasehold improvements                                   $ 22,090        $ 26,009
   Machinery and equipment                                    12,660          13,758
   Furniture and fixtures                                      3,817           4,700
   Construction in progress                                    3,415             941
                                                            ------------------------
             Total                                            41,982          45,408
   Less - accumulated depreciation and amortization          (15,803)        (16,153)
                                                            ------------------------
   Property and equipment - net                             $ 26,179        $ 29,255
                                                            ========================

4. PREPAID EXPENSES AND ACCRUED EXPENSES

   Prepaid expenses and accrued expenses consisted of the following (in thousands):

   Prepaid expenses:                                          1996            1997
                                                            ------------------------
   Pre-opening expenses                                     $    293        $    535
   Prepaid taxes                                                 140             351
   Prepaid rent                                                  219             275
   Other                                                         104             259
                                                            ------------------------
   Total prepaid expenses                                   $    756        $  1,420
                                                            ========================

   Accrued expenses:                                          1996            1997
                                                            ------------------------
   Accrued payroll and related benefits                     $  1,856        $  3,443
   Gift certificates                                             393             528
   Accrued rent                                                  385             486
   Accrued taxes                                                 483           1,127
   Other                                                         587             703
                                                            ------------------------
   Total accrued expenses                                   $  3,704        $  6,287
                                                            ========================

5. DEBT

   The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility which expires on April 1, 1998 and bears interest at the bank's reference rate. The Company expects to renew the line of credit for approximately the same amount and terms with a different financial institution prior to the expiration of the current line of credit. There were no borrowings under the credit line at December 28, 1997. The credit agreement requires compliance with certain financial covenants and prohibits the payment of cash dividends. The line of credit is collateralized by accounts receivable, inventory, and property and equipment.

6. PROVISION FOR STORE CLOSURES

   As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded a $470,000 pre-tax reversal of the provision for store closures originally recorded in 1993.

7. STOCKHOLDERS' EQUITY

   PREFERRED STOCK

   On September 24, 1997, each outstanding share of Series B, C E and F preferred stock was converted into 1.262 shares of common stock upon the completion of the Company's initial public offering.

   COMMON STOCK

   The Company issued and sold an aggregate of 1.0 million shares of common stock pursuant to an initial public offering at $11.00 per share, which closed on September 24, 1997. The net proceeds to the Company, after payment of underwriting fees and offering expenses were approximately $9.0 million. On October 1, 1997, the Company issued and sold an aggregate of 225,000 shares of Common Stock at $11.00 per share pursuant to the exercise by the underwriters of their over-allotment option under the Underwriting Agreement. The net proceeds to the Company were approximately $2.3 million.

   STOCK PLANS

   The Company maintains several stock option plans under which the Company may grant incentive stock options and nonqualified stock options to employees and non-employee directors. Stock options have been granted at prices at or above the fair market value on the date of the grant. Options vest and expire according to terms established at the grant date.

   In March 1997, the Board of Directors adopted and, in April 1997, the stockholders approved, an Equity Incentive Plan (the "1997 Incentive Plan"), a Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan") and an Employee Stock Purchase Plan (the "1997 Purchase Plan," and collectively, the "1997 Plans"). The 1997 Incentive Plan amends and restates the 1992 Stock Option Plan and 1995 Stock Option Plan.

   EMPLOYEE STOCK PURCHASE PLAN

   During fiscal 1997, the Company implemented the 1997 Purchase Plan. The Company's 1997 Purchase Plan provides that eligible employees may contribute up to 15% of their base earnings toward bi-annual purchase of the Company's common stock with a value up to $25,000. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first date of commencement of the offering or the date of purchase. No compensation expense is recorded in connection with the Plan. The total number of shares issuable under the plan is 300,000. No shares will be issued under the plan until the first offering date on April 30, 1998.

   The following table reflects the activity under the Company's stock option plans: At December 31, 1995 and December 29, 1996, options to acquire 207,210 and 310,875 shares, respectively, were exercisable under the plans.

                                     NUMBER OF          WEIGHTED
                                       SHARES        AVERAGE PRICE
                                     -----------------------------
   Balance, December 25, 1994         201,138        $    3.19
   Granted                            529,045             4.51
   Exercised                          (18,209)            2.11
   Cancelled                           (3,240)            4.00
                                     -----------------------------
   Balance, December 31, 1995         708,734             4.20
   Granted                            163,265             5.05
   Exercised                          (38,975)            1.64
   Cancelled                           (3,200)            4.81
                                     -----------------------------
   Balance, December 29, 1996         829,824             4.49
   Granted                            169,555             6.15
   Exercised                          (13,704)            3.19
   Cancelled                           (5,890)            5.12
                                     -----------------------------
   Balance, December 28, 1997         979,785        $    4.79
                                      ===========================

   The weighted average fair values per share of options granted during 1996 and 1997 were $2.27 and $2.33 respectively.

   Additional information regarding options outstanding as of December 28, 1997 was as follows:

                                  OPTIONS OUTSTANDING
                     ------------------------------------------
                                     WEIGHTED AVG.
                                                                          OPTIONS EXERCISABLE
                                       REMAING                      ---------------------------------
    RANGE OF           NUMBER        CONTRACTUAL    WEIGHTED AVG.     NUMBER      WEIGHTED AVG.
 EXERCISE PRICES     OUTSTANDING     LIFE (YRS)    EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
-----------------------------------------------------------------------------------------------------
  $ 2.38-3.00          24,600            3.8           $2.45           24,080         $2.43
    4.00-4.50         616,201            6.4            4.44          381,037          4.43
    4.95-5.50         172,329            8.2            5.05           46,019          5.03
   6.00-11.00         166,655            9.3            6.15                0          0.00
                      -------                                         -------
   2.38-11.00         979,785            7.3           $4.79          451,136         $4.38
                      =======                                         =======

   At December 28, 1997, the numbers of shares available for future grants under the various plans were as follows:

                                    SHARES AVAILABLE
                                        FOR GRANT
                                    ----------------
   1997 Directors' Plan                  73,000
   1997 Incentive Plan                  458,320
   1997 Purchase  Plan                  300,000

   ADDITIONAL STOCK PLAN INFORMATION

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 7.30 years for 1997 and 10 years for 1996, stock volatility, .47% and 1% in 1997 and 1996, risk free interest rates, 5.48% in 1997 and 6.3% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                     1996            1997
                                  -------------------------

    Net income (in thousands):
      As reported                 $   1,453       $   2,583
      Pro forma                       1,189           2,301
    Basic earnings per share:
      As reported                 $    0.32       $    0.53
      Pro forma                        0.26            0.47
    Diluted earnings per share:
      As reported                 $    0.32       $    0.48
      Pro forma                        0.26            0.42

   However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

   As a result of the adoption of SFAS 128, the earnings per share calculations are as follows:

                                                     1995             1996             1997
                                                  --------------------------------------------
   Net income available to common stockholders    $4,504,000       $1,453,000       $2,583,000
   Basic EPS
        Weighted average shares outstanding        4,451,774        4,485,006        4,907,875
                                                  --------------------------------------------
        Net income per share - Basic              $     1.01       $     0.32       $     0.53
                                                  ============================================
   Diluted EPS
        Weighted average shares outstanding        4,451,774        4,485,006        4,907,875
        Add: dilutive stock options                   47,249           84,642          525,316
                                                  --------------------------------------------
        Total                                      4,499,023        4,569,648        5,433,191
                                                  --------------------------------------------
        Net income per share - Diluted            $     1.00       $     0.32       $     0.48
                                                  ============================================

8. INCOME TAXES

   The Company provides a deferred tax expense or benefit equal to the change in the deferred tax liability during the year. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax balances as of December 28, 1997 and December 29, 1996 were as follows (in thousands):

                                             1996           1997
                                          ----------------------
   Deferred tax assets:
     Compensation related                 $   310        $   289
     Reserves for store closures              616            188
     Deferred rent liability                  135            147
     Net operating loss carryforwards         278           --
     Tax credit carryforwards               1,512          1,557
     Other                                    120             47
                                          ----------------------
        Total deferred tax assets           2,971          2,228
    Deferred tax liabilities:
     Fixed assets                            (348)          --
     Pre-opening expenses                    (117)          (224)
                                          ----------------------
        Total deferred tax liabilities       (465)          (224)
                                          ----------------------
  Net deferred tax assets                 $ 2,506        $ 2,004
                                          ======================

   The Company provided no valuation allowance against deferred tax assets recorded as of December 28, 1997 and December 29, 1996, as the Company believes it is more likely than not that all deferred assets will be fully realized in future periods. As of December 28, 1997, the Company has no remaining and no expired net operating loss carryforwards for federal tax or state tax purposes. The Company has unused investment and general business tax credits of approximately $636,000 and alternative minimum tax credits of approximately $921,000. The investment tax credits will begin to expire in 1998 and the minimum tax credits have an indefinite carryforward period. The provision for income taxes consists of the following (in thousands):

                                     1995           1996          1997
                                   ------------------------------------
   Current provision:
     Federal                       $   179        $   461       $   826
     State                             127            205           323
                                   ------------------------------------
        Total current                  306            666         1,149
   Deferred tax assets, net         (2,738)           232           502
                                   ------------------------------------
   Income tax expense (benefit)    $(2,432)       $   898       $ 1,651
                                   ====================================

   The reconciliation between the Company's effective tax rate on earnings before income taxes (benefits) and the statutory federal income tax rate of 34% was as follows (in thousands):

                                                   1995           1996           1997
                                                 -------------------------------------
   Federal income tax at 34% statutory rate      $   705        $   801        $ 1,440
   State income tax                                  124            141            243
   FICA tip credit and other business credits       (102)           (71)          (159)
   Valuation allowance                            (3,174)          --             --
   Other accrual                                    --             --               85
   Permanent items and other                          15             27             42
                                                 -------------------------------------
   Total                                         $(2,432)       $   898        $ 1,651
                                                 =====================================

9. COMMITMENTS

   The Company leases all restaurant, production bakery and office space under operating leases which extend through year 2017. Certain leases require increased rental payments, generally related to changes in the Consumer Price Index and increases in property taxes and certain leases also provide for additional rent based on a percentage of sales. Total rent expense for all operating leases was as follows (in thousands):

                            1995         1996         1997
                           --------------------------------
   Minimum rentals         $1,971       $2,076       $2,339
   Contingent rentals         732          772        1,347
                           --------------------------------
   Total rental expense    $2,703       $2,848       $3,686
                           ================================

   At December 28, 1997, future minimum lease payments under long-term operating leases were as follows (in thousands):

         YEAR
    ENDING DECEMBER
   ----------------
   1998               $   2,664
   1999                   3,171
   2000                   3,182
   2001                   3,253
   2002                   3,172
   Thereafter            21,596
                      ---------
   Total              $  37,038
                      =========

10. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal years 1997 and 1996 are as follows:

                                        FIRST         SECOND        THIRD        FOURTH
                                       -------------------------------------------------
1997 quarter:
  Total revenues                       $17,682       $17,895       $17,995       $18,548
  Income from operations                   852         1,259           937           788
  Net income                               527           778           583           695
  Net income per share - diluted       $  0.11       $  0.16       $  0.11       $  0.11

1996 quarter:
  Total revenues                       $14,214       $16,010       $15,172       $15,356
  Income from operations                   295           830           491           608
  Net income                               190           503           312           448
  Net income per share - diluted       $  0.04       $  0.11       $  0.07       $  0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's definitive Proxy Statement related to the Annual Meeting of Stockholders to be held April 24, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

     The information required by this Item concerning the Company's executive officers is set forth in Part 1 of this Report.

Compliance with Section 16(a) of the Exchange Act

     The information required by this item is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Proxy Statement.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.

    -   Index to Financial Statements

    -   Independent Auditors' Report

    -   Balance Sheets at December 29, 1996 and December 28, 1997

    - Statements of Income for the years ended December 31, 1995, December - 29, 1996 and December 28, 1997

    - Statements of Stockholders' Equity for the years ended December 31, 1995, December 29, 1996 and December 28, 1997

    - Statements of Cash Flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997

    -   Notes to Financial Statements

    2. All schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.


    3.  Exhibits

        Exhibit
        Number                      Description
        ------                      -----------
        3.1             Amended and Restated Certificate of Incorporation. (1)

        3.2             By-laws, as amended. (2)

        3.3             Reference is made to Exhibits 3.1 and 3.2.

        4.2             Speciman stock certificate. (4)

        10.1* Form of Indemnity Agreement between the Company and each executive officer and director.(3)

        10.2*           Summary of Bonus Plan.

        10.3* 1997 Equity Incentive Plan and forms of related agreements.(5)

        10.4* 1997 Employee Stock Purchase Plan and form of offering related thereto.(4)

        10.5* 1997 Non-Employee Stock Purchase Plan and form of offering related thereto.(5)

        10.6            Form of Series F Preferred Stock Purchase Agreement with
                        Schedule of additional Preferred Stock Purchase
                        Agreements attached. (3)


        10.7            Form of Warrant to purchase shares of Series F Preferred
                        Stock of the Registrant.(3)

        10.8            Revised License Agreement, dated December 11, 1986 and
                        Stock Purchase Agreement dated March 6, 1987, between the Company and Vegetti S.r.1.(3)

        10.9 Assignment of Trademark Registrations Nunc Pro Tunc executed by Vegetti S.r.1.(3)

        10.10+ Lease Agreement, dated December 22, 1988, and Amendment, dated October 4, 1989, between the Company and Cowper
                        Square Partners, for the Palo Alto restaurant. (3)

        10.11+          Lease Agreement, dated November 21, 1991, between the
                        Company and Hotel Sainte Claire Partners, L.P., for the San Jose Restaurant. (3)

        10.12+          Lease Agreement dated April 15, 1996, between the
                        Company and New York-New York Hotel, LLC, for the Las
                        Vegas Restaurant. (3)

        10.13           Food Service Operations Agreement dated November 21,
                        1991, between the Company and Mobedshahi Hotel Group,
                        Inc.(3)

        10.14           Loan Agreement dated October 30, 1996, between the
                        Company, Bank of America National Trust and Savings
                        Association. (3)

        10.15*          Employment Agreement dated April 1995, between the
                        Company and Michael J. Hislop.(3)

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*          1988 Stock Option Plan and form of related agreement.(1)

        10.19 Underwriting Agreement dated September 18, 1997 between the Company and the Representatives of the Underwriters.(2)

        23.1            Consent of Deloitte & Touche LLP.

        24.1 Power of Attorney, Reference is made to the signature page.

        27.1            Financial Data Schedule.

----------

        (1)             Filed as an exhibit to the Registrant's Form S-8 (File
                        No. 333-46421), and incorporated herein by reference.

        (2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997
                        (0-29410), and incorporated herein by reference.

        (3)             Filed as an exhibit to the Registrant's Registration
                        Statement on Form S-1 (File No. 333-23605), and incorporated herein by reference.

        (4)             Filed as an exhibit to Amendment No. 1 to the Form S-1
                        Registration Statement (File No. 333-23605), and incorporated herein by reference.

        (5)             Filed as an exhibit to Amendment No. 2 to the Form S-1
                        Registration Statement (File No. 333-23605), and incorporated herein by reference.

         * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K and incorporated by reference.

         + Certain confidential information has been deleted from this exhibit.

        (b)             Reports on Form 8-K

                        There were no Reports on Form 8-K filed for the quarter ended December 28, 1997.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 1998           Il Fornaio (America) Corporation

                               By:            /s/ LAURENCE B. MINDEL
                                  ----------------------------------------------
                                                Laurence B. Mindel
                               Chairman of the Board and Chief Executive Officer
                                         (Principal Executive Officer)
POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurence B. Mindel and Paul J. Kelley and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                                       DATE
             ---------                               -----                                       ----

      /s/ LAURENCE B. MINDEL               Chairman of the Board and                         March 25, 1998
-----------------------------------        Chief Executive Officer
          Laurence B. Mindel               (Principal Executive Officer)


        /s/ PAUL J. KELLEY                 Vice President, Finance and                       March 25, 1998
-----------------------------------        Chief Financial Officer
            Paul J. Kelley                 (Principal Financial and Accounting
                                           Officer)


       /s/ MICHAEL J. HISLOP               Director                                          March 25, 1998
-----------------------------------
           Michael J. Hislop


      /s/ DEAN A. CORTOPASSI               Director                                          March 25, 1998
-----------------------------------
          Dean A. Cortopassi

       /s/ W. SCOTT HEDRICK                Director                                          March 25, 1998
-----------------------------------
           W. Scott Hedrick

       /s/ F. WARREN HELLMAN               Director                                          March 25, 1998
-----------------------------------
           F. Warren Hellman

       /s/ W. HOWARD LESTER                Director                                          March 25, 1998
-----------------------------------
           W. Howard Lester

       /s/ PIERRE W. MORNELL               Director                                          March 25, 1998
-----------------------------------
           Pierre W. Mornell

        /s/ T. GARY ROGERS                 Director                                          March 25, 1998
-----------------------------------
            T. Gary Rogers