Form 10-K405/A
period 1997-12-28
IL FORNAIO AMERICA CORP
filed 1998-03-30
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

        10.2*           Summary of Bonus Plan.(6)

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

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*          1988 Stock Option Plan and form of related agreement.(1)

        10.19 Underwriting Agreement dated September 18, 1997 between the Company and the Representatives of the Underwriters.(2)

        23.1            Consent of Deloitte & Touche LLP.(6)


        24.1 Power of Attorney, Reference is made to the signature page.(6)

        27.1            Financial Data Schedule.(6)


        27.2            Restated Financial Data Schedule for 6 months ended
                        June 29, 1997.


        27.3            Restated Financial Data Schedule for 9 months ended
                        September 28, 1997.

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

        (4)             Filed as an exhibit to Amendment No. 1 to the Form S-1
                        Registration Statement (File No. 333-23605), and incorporated herein by reference.

        (5)             Filed as an exhibit to Amendment No. 2 to the Form S-1
                        Registration Statement (File No. 333-23605), and incorporated herein by reference.

        (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1997, (0-29410), and incorporated herein by reference.

         * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K and incorporated by reference.

         + Certain confidential information has been deleted from this exhibit.

        (b)             Reports on Form 8-K

                        There were no Reports on Form 8-K filed for the quarter ended December 28, 1997.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 30, 1998        Il Fornaio (America) Corporation

                            By: /s/ PAUL J. KELLEY
                                ----------------------------------------------
                                              Paul J. Kelley
                            Vice President, Finance and Chief Financial Officer
                                         (Principal Financial Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                                       DATE
             ---------                               -----                                       ----



      /s/ LAURENCE B. MINDEL*              Chairman of the Board and                         March 30, 1998
-----------------------------------        Chief Executive Officer
          Laurence B. Mindel               (Principal Executive Officer)



        /s/ PAUL J. KELLEY                 Vice President, Finance and                       March 30, 1998
-----------------------------------        Chief Financial Officer
            Paul J. Kelley                 (Principal Financial and Accounting
                                               Officer)

       /s/ MICHAEL J. HISLOP*              Director                                          March 30, 1998
-----------------------------------
           Michael J. Hislop



      /s/ DEAN A. CORTOPASSI*              Director                                          March 30, 1998
-----------------------------------
          Dean A. Cortopassi


       /s/ W. SCOTT HEDRICK*               Director                                          March 30, 1998
-----------------------------------
           W. Scott Hedrick


       /s/ F. WARREN HELLMAN*              Director                                          March 30, 1998
----------------------------------
           F. Warren Hellman


       /s/ W. HOWARD LESTER*               Director                                          March 30, 1998
-----------------------------------
           W. Howard Lester


       /s/ PIERRE W. MORNELL*              Director                                          March 30, 1998
-----------------------------------
           Pierre W. Mornell


        /s/ T. GARY ROGERS*                Director                                          March 30, 1998
-----------------------------------
            T. Gary Rogers


*   By /s/ PAUL J. KELLEY                                                                    March, 30, 1998
-----------------------------------
           Paul J. Kelley
          Attorney-In-Fact


                                 EXHIBIT INDEX

      Exhibit
      Number                      Description
      ------                      -----------

       27.2            Restated Financial Data Schedule for 6 months ended
                       June 29, 1997.


       27.3 Restated Financial Data Schedule for 9 months ended September 28, 1997.