Form 10-Q
period 1998-03-29
IL FORNAIO AMERICA CORP
filed 1998-05-11
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 29, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 5, 1998, there were 5,911,974 shares outstanding of the Registrant's Common Stock ($.001 par value).

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

         Balance Sheets - March 29, 1998 and
              December 28, 1997..................................................3

         Statements of Income-Three months ended March 29, 1998 and
              March 30, 1997.....................................................4

         Statements of Cash Flows-Three months ended
              March 29, 1998 and March 30, 1997..................................5

         Notes to Financial Statements-..........................................6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................7


Part II. OTHER INFORMATION

         Item 2.   Changes in Securities

         Item 6.   Exhibits and Reports on Form 8-K

Part I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       IL FORNAIO (AMERICA) CORPORATION
                       BALANCE SHEETS
                       (in thousands, except share data)
                       (unaudited)


                                                            March 29,    December 28,
                                                              1998          1997
                                                            ---------    ------------
                       ASSETS

Current assets:
  Cash                                                      $   733         $   557
  Cash equivalents                                           13,930          14,714
  Restricted cash                                               796             518
  Accounts receivable, net                                    1,159           1,291
  Note receivable                                                94             121
  Inventories                                                 1,710           1,720
  Prepaid expenses and other assets                           1,150           1,420
  Deferred tax assets, net                                      195             125
                                                            -------         -------
            Total current assets                             19,767          20,466
                                                            -------         -------

  Property and equipment, net                                30,070          29,255
  Deferred tax assets, net                                    1,769           1,879
  Other assets                                                  461             491
                                                            -------         -------
            Total assets                                    $52,067         $52,091
                                                            =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 3,377         $ 3,085
  Accrued expenses                                            5,113           6,287
                                                            -------         -------
            Total current liabilities                         8,490           9,372
                                                            -------         -------

  Reserve for store closures                                    345             374
  Deferred lease incentives                                   5,129           5,219

  Commitments

  Stockholders' equity:
   Preferred stock, $.001 par value;
    5,000,000 shares authorized; no
    shares issued and outstanding, respectively                   -               -
   Common stock,  $.001 par value;
    20,000,000 shares authorized;
    5,851,775 and 5,818,513 shares issued and
    outstanding, respectively                                     6               6
   Additional paid-in-capital                                36,594          36,466
   Retained earnings                                          1,503             654
                                                            -------         -------
     Total stockholders' equity                              38,103          37,126
                                                            -------         -------
            Total liabilities and stockholders' equity      $52,067         $52,091
                                                            =======         =======

See notes to financial statements

                       IL FORNAIO (AMERICA) CORPORATION
                       STATEMENTS OF INCOME
                       (in thousands, except per share data)
                       (unaudited)

                                                      Three months ended
                                                  ---------------------------
                                                  March 29,          March 30,
                                                    1998               1997
                                                  --------           --------
Revenues:
   Restaurants                                    $ 17,950           $ 15,807
   Wholesale bakeries                                1,746              1,564
   Retail bakeries                                      --                311
                                                  --------           --------
            Total revenues                          19,696             17,682
                                                  --------           --------

Costs and expenses:
   Cost of sales                                     4,600              4,168
   Operating expenses                               11,292             10,245
   Depreciation and amortization                     1,165                992
   General and administrative expenses               1,504              1,425

                                                  --------           --------
            Total costs and expenses                18,561             16,830
                                                  --------           --------
Income from operations                               1,135                852
Other (income) expenses:
   Interest income                                    (271)               (50)
   Interest expense                                     14                 --
                                                  --------           --------
     Total other (income) expenses, net               (257)               (50)
                                                  --------           --------

Income before provision for income taxes             1,392                902
Provision for income taxes                             543                375
                                                  --------           --------
Net income                                        $    849           $    527
                                                  ========           ========

Net income per share:
     Basic                                        $   0.15           $   0.12
     Diluted                                      $   0.13           $   0.11

Weighted average shares and common
   share equivalents outstanding
     Basic                                           5,831              4,532
     Diluted                                         6,472              4,615



See notes to financial statements

                       IL FORNAIO (AMERICA) CORPORATION
                       STATEMENTS OF CASH FLOWS
                       (in thousands)
                       (unaudited)

                                                          Three months  Three months
                                                             ended         ended
                                                           March 29,     March 30,
                                                             1998          1997
                                                           --------      --------
Cash flows from operating activities:
   Net income                                              $   849       $   527

   Adjustments to reconcile net income to net
       cash provided by operating
activities:
       Depreciation and amortization                         1,165           994
       Amortization of deferred lease incentives               (90)         (310)
       Gain on sale of property and equipment                   --           (60)
       Retirement of fixed assets                                1           232
       Deferred income taxes                                    40            --
   Changes in:
       Restricted cash                                        (278)            5
       Accounts receivable                                     132           268
       Note receivable                                          27          (197)
       Inventories                                              10           (55)
       Prepaid expenses                                        107           235
       Other assets                                             30           (45)
       Accounts payable                                        292          (461)
       Accrued expenses                                     (1,174)          440
       Reserve for store closures                              (29)           --
                                                           -------       -------
       Net cash provided by operating activities             1,082         1,573
                                                           -------       -------
Cash flows from investing activities:
   Capital expenditures                                     (1,818)       (1,287)
   Proceeds from sale of property and equipment                 --           611
                                                           -------       -------
       Net cash used in investing activities                (1,818)         (676)
                                                           -------       -------
Cash flows from financing activities:
   Payments on debt                                             --          (150)
   Proceeds from the issuance of common stock, net              --           203
   Exercise of stock options                                   128             3
                                                           -------       -------
       Net cash provided by  financing activities              128            56
                                                           -------       -------
Increase (decrease) in cash and equivalents                   (608)          953
Cash and cash equivalents, beginning of period              15,271         1,701
                                                           -------       -------
Cash and cash equivalents, end of period                   $14,663       $ 2,654
                                                           =======       =======


See notes to financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)



1.       Organization and Basis of Presentation

         Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of March 29, 1998, the Company owned and operated 15 Italian white tablecloth restaurants and five wholesale bakeries in California, Portland, Oregon, Las Vegas, Nevada, and Denver, Colorado.

         The accompanying condensed unaudited financial statements of the Company for the three months ended March 29, 1998 and March 30, 1997, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 28, 1997, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 28, 1997 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 27, 1998.

2.       Cash and cash equivalents

         Cash-The Company reports all demand deposits and cash on hand as cash.

         Cash equivalents-Consist primarily of commercial paper with maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

3.       Earnings Per Share

         Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The Company adopted

         SFAS 128 in the fourth quarter of 1997. As a result, the earnings per share (EPS) data for prior periods have been restated to conform with SFAS 128's requirement of dual presentation of basic EPS and diluted EPS for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

4.       Preferred Stock

         On September 24, 1997, each outstanding share of Series B, C, E and F preferred stock was converted into 1.262 shares of common stock upon the completion of the Company's initial public offering. As of March 29, 1998 and December 28, 1997 there was 5,000,000 shares authorized and no shares were issued and outstanding.

5.       Recent Accounting Pronouncement

         On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. At this time, the Company is reviewing the new pronouncement and plans to adopt it in the first quarter of fiscal 1999. This one-time charge against earnings will be the unamortized balance of such cost as of December 27, 1998.

6. Reclassifications-Certain fiscal 1997 amounts have been reclassified to conform with fiscal 1998 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements may be deemed to include the timing of anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1998. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Company's Prospectus. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this

Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 28, 1997.


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

         Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase with sales volume. Occupancy costs include both a fixed and percentage portion of rent. Depreciation and amortization includes the amortization of pre-opening costs associated with the opening of new locations. The Company capitalizes pre-opening expenses for each of its new units and amortizes such costs over the 12-month period following the opening of the unit. Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. See Note 5 of Notes to Financial Statements.

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

         The following table sets forth unaudited operating results for the three-month periods ended March 29, 1998 and March 30, 1997, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.




                                                Three months ended
                                               March 29,   March 30,
                                                 1998        1997
                                                ------      ------
Revenues:
   Restaurants                                   91.1%       89.4%
   Wholesale bakeries                             8.9%        8.8%
   Retail bakeries                                 --         1.8%
                                                -----       -----
            Total revenues                      100.0%      100.0%
                                                -----       -----

Costs and expenses:
   Cost of sales                                 23.4%       23.6%
   Operating expenses                            57.3%       57.9%
   Depreciation and amortization                  5.9%        5.6%
   General and administrative expenses            7.6%        8.1%
                                                -----       -----
            Total costs and expenses             94.2%       95.2%
                                                -----       -----
Income from operations                            5.8%        4.8%
Other (income) expenses:
   Interest income                               -1.4%       -0.3%
   Interest expense                               0.1%        0.0%
                                                -----       -----
     Total other (income) expenses, net          -1.3%       -0.3%
                                                -----       -----

Income before provision for income taxes          7.1%        5.1%
Provision for income taxes                        2.8%        2.1%
                                                -----       -----
Net income                                        4.3%        3.0%
                                                -----       -----


Revenues increased by 11.4% to $19.7 million for the first quarter of 1998 from $17.7 million for the first quarter of 1997. The increase primarily reflected a 4.6% increase in comparable restaurant sales and a 11.6% increase in comparable wholesale bakery sales for the first quarter of 1998. In addition, three noncomparable restaurants opened in 1997, contributed $1.5 million to the increase. The increase in restaurant revenues is also the result of the benefit of a moderate menu price increase in the beginning of 1998. These factors more than offset the $311,000 decrease in revenues for the first quarter of 1998 attributable to the disposition of the four remaining free-standing retail bakeries in February 1997.

Cost of sales decreased slightly as a percentage of revenues to 23.4% for the first quarter of 1998 compared to 23.6% for the first quarter of 1997 primarily as a result of improved purchasing capabilities and stable food and beverage prices during the 1998 period.

Operating expenses as a percentage of revenues decreased to 57.3% for the first quarter of 1998 compared to 57.9% for the first quarter of 1997, attributable primarily as a result of a decrease in total occupancy costs as a percentage revenues. This occupancy cost decrease more than offset higher labor costs resulting from minimum wage increases and a $200,000 write-off related to the remodel of the Corte Madera restaurant. Depreciation and amortization increased as a percentage of revenues to 5.9% for the first quarter of 1998 compared to 5.6% for the comparable period in 1997, primarily reflecting increased pre-opening expenses related to the opening of two new restaurants in the fourth quarter of 1997.

General and administrative expenses decreased as a percentage of revenues to 7.6% for the first quarter of 1998 compared to 8.1% for the comparable period in 1997, reflecting primarily stable administrative staffing expense levels.

Interest expense increased in the first quarter of 1998 as a result of short-term borrowing on the Company's bank line of credit. Interest income increased in the first quarter of 1998 compared to the same period in 1997, reflecting interest on higher average cash balances as a result of both cash generated from operations and the proceeds of the Company's initial public offering in September 1997.

The provisions for income taxes for the three months ended March 29, 1998 and March 30, 1997 reflected expected income taxes due at federal statutory rates and state income tax rates, net of the tax benefits. The effective income tax rates were 39.0% and 41.5% for the three months ended March 29, 1998 and March 30, 1997, respectively.

Net income for the first quarter of 1998 increased by $322,000, or 61.1%, to $849,000 from $527,000 for the first quarter of 1997. Net income per share (diluted) for the first quarter of 1998 increased by 18.2% to $0.13 per share as compared with $0.11 per share for the comparable period in 1997.


FACTORS AFFECTING OPERATING RESULTS

         The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of a more aggressive growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs, potentially adverse weather conditions, and the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases and the potential negative effect of the unusually adverse weather conditions experienced this winter on the West Coast, which have continued beyond the normal rainy season.

         The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 28, 1997 under the caption "Risk Factors."



LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1998, the Company had $15.5 million in cash, restricted cash, and cash equivalents, including approximately $10.8 million remaining in net proceeds from the Company's initial public offering.

For the periods presented, the Company has funded its capital requirements primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations decreased to $1.1 million for the first three months of 1998 from $1.6 million during the same period in 1997, due primarily to the net effect of an increase in comparable restaurant sales and the addition of new restaurants, which were more than offset by the timing of payments to vendors. At March 29, 1998, the Company had a credit agreement which provided for a $5.0 million line of credit under which no borrowings were then outstanding. At March 31, 1998, the Company replaced that line of credit with a new $5.0 million revolving line of credit, which expires on March 31, 2000, from a different financial institution.

Net cash provided by financing activities was $128,000 for the first three months of 1998 as compared with the $56,000 for the same period in 1997 primarily reflecting the receipt of less cash in the first quarter of 1998 from the exercise of stock options and the issuance of common stock compared to the first quarter of 1997.

Capital expenditures were $1.8 million for the first three months of 1998 as compared to $1.3 million in the first three months of 1997. The Company is currently in the process of constructing two additional restaurants which it intends to open in 1998. A portion of the proceeds from the Company's initial public offering have been used to fund these investments. Total capital expenditures are expected to be approximately $7.0 million in 1998. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.8 million, with additional average pre-opening costs per restaurant of approximately

$250,000. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants.

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



INFLATION

         The primary inflationary factors affecting the Company's operations are food and labor costs. A large number of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased under recent federal legislation to $5.15 an hour in September 1997 and increased in California to $5.75 an hour in March 1998. Additional minimum wage increases have recently been proposed.



Part II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From December 29, 1997 to March 29, 1998, the Registrant sold and issued the following unregistered securities:

         1. During the period, the Company sold an aggregate of 32,892 shares of its Common Stock to employees of the Company for consideration in the aggregate amount of $141,079 pursuant to the exercise of stock options granted under its employee stock option plans.

         The Company claimed exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") for the sales and issuances in the transaction described above under Rule 701 promulgated under the Securities Act, in that they were issued to employee's pursuant to a written compensatory benefit plan, as provided by Rule 701.

         USE OF PROCEEDS

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The estimated net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to March 29, 1998, the Company has used approximately $500,000 to fund the construction of new restaurants (architect fees, permits, and a limited amount of construction on the building). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Revolving Line of Credit Note and Loan Agreement between the Company and Wells Fargo Bank, N.A., dated March 31, 1998.

         11.1     Calculation of net income per share

         27.1     Financial Data Schedule



(b)      Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Il Fornaio (America) Corporation



Date: May 8, 1998                   By:     /s/ MICHAEL J. HISLOP
                                            ---------------------

                                            Michael J. Hislop
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date: May 8, 1998                    By:     /s/ PAUL J. KELLEY
                                             ------------------

                                             Paul J. Kelley
                                             Vice President, Finance and
                                             Secretary
                                             (Principal Financial and Accounting
                                             Officer)