Form 10-Q
period 1998-06-28
IL FORNAIO AMERICA CORP
filed 1998-08-07
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 28, 1998 or

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

         1000 Sansome Street, Suite 200, San Francisco, California 94111
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed, Since Last Report)

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

As of August 4, 1998, there were 5,948,242 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

       Balance Sheets - June 28, 1998 and December 28, 1997.................................................... 3

       Statements of Income-Three months and Six months ended June 28, 1998 and June 29, 1997.................. 4

       Statements of Cash Flows-Six months ended June 28, 1998 and June 29, 1997............................... 5

       Notes to Financial Statements........................................................................... 6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 7

Part II. OTHER INFORMATION

    Item 2. Changes in Securities ............................................................................ 10

    Item 4. Submission of Matters to a Vote of Security Holders............................................... 11

    Item 5. Other Information................................................................................. 11

    Item 6. Exhibits and Reports on Form 8-K.................................................................. 11

Part I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IL FORNAIO (AMERICA) CORPORATION
                              BALANCE SHEETS
                              (in thousands, except share data)
                              (unaudited)

                                                                             June 28,    December 28,
                                                                               1998           1997
                                                                              -------       -------

                           ASSETS

Current assets:
  Cash                                                                        $   890       $   557
  Cash equivalents                                                             14,116        14,714
  Restricted cash                                                                 506           518
  Accounts receivable, net                                                      1,650         1,291
  Note receivable                                                                  68           121
  Inventories                                                                   1,848         1,720
  Prepaid expenses and other assets                                               968         1,420
  Deferred tax assets, net                                                        195           125
                                                                              -------       -------
               Total current assets                                            20,241        20,466
                                                                              -------       -------

  Property and equipment, net                                                  31,265        29,255
  Deferred tax assets, net                                                      1,769         1,879
  Other assets                                                                    498           491
                                                                              -------       -------
               Total assets                                                   $53,773       $52,091
                                                                              =======       =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $ 3,933       $ 3,085
  Accrued expenses                                                              4,558         6,287
                                                                              -------       -------
               Total current liabilities                                        8,491         9,372
                                                                              -------       -------

  Reserve for store closures                                                      310           374
  Deferred lease incentives                                                     5,208         5,219

  Commitments
  Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding, respectively
   Common stock,  $.001 par value;
    20,000,000 shares authorized;
    5,940,294 and 5,851,775 shares issued and Outstanding, respectively             6             6

   Additional paid-in-capital                                                  37,250        36,466
   Retained earnings                                                            2,508           654
                                                                              -------       -------
     Total stockholders' equity                                                39,764        37,126
                                                                              -------       -------
               Total liabilities and stockholders' equity                     $53,773       $52,091
                                                                              =======       =======

See notes to financial statements

                              IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF INCOME
                              (in thousands, except per share data)
                              (unaudited)

                                                                 Three months ended                          Six months ended
                                                               ---------------------------            ------------------------------

                                                               June 28,            June 29,            June 28,            June 29,
                                                                 1998                1997                1998                1997
                                                               --------            --------            --------            --------
Revenues:
   Restaurants                                                 $ 18,606            $ 16,309            $ 36,556            $ 32,116

   Wholesale bakeries                                             1,893               1,586               3,639               3,150

   Retail bakeries                                                   --                  --                  --                 311
                                                               --------            --------            --------            --------
               Total revenues                                    20,499              17,895              40,195              35,577
                                                               --------            --------            --------            --------

Costs and expenses:
   Cost of sales                                                  4,812               4,182               9,412               8,350
   Operating expenses                                            11,492              10,458              22,784              20,703
   Depreciation and amortization                                  1,185                 935               2,350               1,927
   General and administrative expenses                            1,564               1,531               3,068               2,956
   Provision for store closures                                      --                (470)                 --                (470)
                                                               --------            --------            --------            --------
               Total costs and expenses                          19,053              16,636              37,614              33,466
                                                               --------            --------            --------            --------
Income from operations                                            1,446               1,259               2,581               2,111
Other (income) expenses:
   Interest income                                                 (215)                (59)               (486)               (111)
   Interest expense                                                  --                  --                  14                   2
                                                               --------            --------            --------            --------
     Total other (income) expenses, net                            (215)                (59)               (472)               (109)
                                                               --------            --------            --------            --------
Income before provision for income taxes                          1,661               1,318               3,053               2,220

Provision for income taxes                                          656                 540               1,199                 915
                                                               --------            --------            --------            --------
Net income                                                     $  1,005            $    778            $  1,854            $  1,305
                                                               ========            ========            ========            ========

Net income per share:
      Basic                                                    $   0.17            $   0.17            $   0.32            $   0.29
      Diluted                                                  $   0.16            $   0.16            $   0.29            $   0.28
Weighted average shares and common
   share equivalents outstanding
      Basic
                                                                  5,904               4,554               5,868               4,565
      Diluted
                                                                  6,407               4,739               6,392               4,749


See notes to financial statements

                              IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF CASH FLOWS
                              (in thousands)
                              (unaudited)

                                                                                                Six months               Six months
                                                                                                   ended                   ended
                                                                                                 June 28,                 June 29,
                                                                                                   1998                     1997
                                                                                                 --------                  --------
Cash flows from operating activities:
   Net income                                                                                    $  1,854                  $  1,305
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                                2,350                     1,927
       Amortization of deferred lease incentives                                                     (190)                     (393)

       Provision for store closures
                                                                                                       --                      (470)
       Gain on sale of property and equipment
                                                                                                       --                       (60)
       Retirement of fixed assets
                                                                                                       --                       266
       Deferred income taxes
                                                                                                       40
   Changes in:
       Restricted cash
                                                                                                       12                         9
       Accounts receivable                                                                           (359)                      149
       Inventories                                                                                   (128)                       (1)
       Prepaid expenses                                                                               139                       477
       Other assets                                                                                    (7)                     (363)
       Accounts payable                                                                               848                      (265)
       Accrued expenses                                                                            (1,729)                    1,450
       Reserve for store closures                                                                     (64)                       --
                                                                                                 --------                  --------
       Net cash provided by operating activities                                                    2,766                     4,031
                                                                                                 --------                  --------
Cash flows from investing activities:
   Capital expenditures                                                                            (4,050)                   (3,026)
   Construction allowances received                                                                   182                        --
   Proceeds from sale of property and equipment                                                        --                       611
   Collection of note receivable                                                                       53                        34
                                                                                                 --------                  --------
       Net cash used in investing activities                                                       (3,815)                   (2,381)
                                                                                                 --------                  --------
Cash flows from financing activities:
   Payments on debt
                                                                                                       --                      (150)
   Proceeds from the issuance of common stock, net
                                                                                                      562                       224
   Exercise of stock options                                                                          222                        24
                                                                                                 --------                  --------
       Net cash provided by  financing activities                                                     784                        98
                                                                                                 --------                  --------
Increase (decrease) in cash and equivalents                                                          (265)                    1,748
Cash and equivalents, beginning of period                                                          15,271                     1,701
                                                                                                 --------                  --------
Cash and equivalents, end of period                                                              $ 15,006                  $  3,449
                                                                                                 ========                  ========

See notes to financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Organization and Basis of Presentation

     Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of June 28, 1998, the Company owned and operated 15 Italian white tablecloth restaurants and five wholesale bakeries in California, Portland, Oregon, Las Vegas, Nevada, and Denver, Colorado.

     The accompanying condensed unaudited financial statements of the Company for the three months and six months ended June 28, 1998 and June 29, 1997, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 28, 1997, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 28, 1997 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 27, 1998.

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

4.  Preferred Stock

    On September 24, 1997, each outstanding share of Series B, C, E and F preferred stock was converted into 1.262 shares of common stock upon the completion of the Company's initial public offering. As of June 28, 1998 and December 28, 1997 there were 5,000,000 shares authorized and no shares were issued and outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements may be deemed to include the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 28, 1997.

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

     The following table sets forth unaudited operating results for the three and six-month periods ended June 28, 1998 and June 29, 1997, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                                Three months ended                   Six months ended
                                                            --------------------------            -------------------------
                                                           June 28,           June 29,           June 28,           June 29,
                                                             1998               1997               1998               1997
                                                            -------            -------            -------            -------
Revenues:
   Restaurants                                                 90.8%              91.1%              90.9%              90.3%
   Wholesale bakeries                                           9.2%               8.9%               9.1%               8.9%
   Retail bakeries                                             --                 --                 --                  0.8%
                                                            -------            -------            -------            -------
              Total revenues                                  100.0%             100.0%             100.0%             100.0%
                                                            -------            -------            -------            -------

Costs and expenses:
   Cost of sales                                               23.5%              23.4%              23.4%              23.5%
   Operating expenses                                          56.0%              58.4%              56.7%              58.2%
   Depreciation and amortization                                5.8%               5.2%               5.9%               5.4%
   General and administrative expenses                          7.6%               8.6%               7.6%               8.3%
   Provision for store closures                                --                 (2.6)%             --                 (1.3)%
                                                            -------            -------            -------            -------
              Total costs and expenses                         92.9%              93.0%              93.6%              94.1%
                                                            -------            -------            -------            -------
Income from operations                                          7.1%               7.0%               6.4%               5.9%
Other (income) expenses:
   Interest income                                             (1.0)%             (0.3)%             (1.2)%             (0.3)%
   Interest expense                                            --                 --                 --                 --
                                                            -------            -------            -------            -------
     Total other (income) expenses, net                        (1.0)%             (0.3)%             (1.2)%             (0.3)%
                                                            -------            -------            -------            -------

Income before provision for income taxes                        8.1%               7.3%               7.6%               6.2%
Provision for income taxes                                      3.2%               3.0%               3.0%               2.5%
                                                            -------            -------            -------            -------
Net income                                                      4.9%               4.3%               4.6%               3.7%
                                                            =======            =======            =======            =======

Revenues increased by 14.6% to $20.5 million for the second quarter of 1998 from $17.9 million for the second quarter of 1997 and by 13.0% to $40.2 million for the first six months of 1998 from $35.6 for the first six months of 1997. The increases primarily reflected a 4.4% increase in comparable restaurant sales for the second quarter of 1998 and a 4.3% increase in comparable restaurant sales for the first six months of 1998. Additionally, comparable wholesale bakery sales increased by 19.4% for the second quarter of 1998 and by 15.6% for the first six months of 1998. In addition, three noncomparable restaurants, opened in 1997, contributed $1.3 million to the increase for the second quarter of 1998 and $2.9 million to the increase for the first six months of 1998. The increase in restaurant revenues reflects the benefit of a moderate menu price increase implemented in the beginning of 1998. These factors more than offset the $311,000 decrease in revenues for the first six months of 1998 attributable to the disposition of the four remaining free-standing retail bakeries in February 1997.

Cost of sales increased slightly as a percentage of revenues to 23.5% for the second quarter of 1998 compared to 23.4% for the second quarter of 1997 primarily as a result of increase in dairy prices and a slight increase in produce prices. Cost of sales for the first six months of 1998 was 23.4% compared to 23.5% for the same period in 1997. This slight decrease reflects dairy price increases in the second quarter of 1998, partially offset by improved purchasing capabilities during the 1998 period.

Operating expenses as a percentage of revenues decreased to 56.0% for the second quarter of 1998 and 56.7% for the first six months of 1998 compared to 58.4% and 58.2% for the respective comparable periods in 1997. These decreases are the result of a decrease in total occupancy costs as a percentage of revenues partially offset by higher labor costs resulting from minimum wage increases and expenses related to the remodel of one restaurant in the second quarter of 1997. Depreciation and amortization increased as a percentage of revenues to 5.8% and 5.9% for both the second quarter of 1998 and first six months of 1998, respectively; compared to 5.2% and 5.4% for the respective comparable periods in 1997, primarily reflecting increased pre-opening expenses related to the opening of two new restaurants in the fourth quarter of 1997.

General and administrative expenses decreased as a percentage of revenues to 7.6% for both the second quarter of 1998 and first six months of 1998 compared to 8.6% and 8.3% for the respective comparable periods in 1997, reflecting primarily stable administrative staffing expense levels.

As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded in the six months ended June 29, 1997, a $470,000 pre-tax reversal of the provision for store closures originally recorded in 1993.

Interest income increased in both the second quarter of 1998 and first six months of 1998 compared to the corresponding respective periods in 1997, reflecting interest on higher average cash balances as a result of both cash generated from operations and the proceeds of the Company's initial public offering in September 1997.

The provisions for income taxes for the six months ended June 28, 1998 and June 29, 1997 reflected expected income taxes due at federal statutory rates and state income tax rates, net of the tax benefits. The effective income tax rates were 39.5% for the second quarter of 1998 and 39.3% for the first six months of 1998 compared to the 40.9% and 41.2% for the respective comparable periods in 1997.

Net income for the second quarter of 1998 increased by $227,000, or 29.2%, to $1,005,000 from $778,000 for the second quarter of 1997. Net income per share (diluted) for the second quarter of 1998 was $0.16 per share, which was consistent with net income of $0.16 per share recorded for the second quarter of 1997.

For the first six months of 1998, net income increased by $549,000, or 42%, to $1.9 million from $1.3 million for the same period of 1997. Net income per share (diluted) for the first six months of 1998 was $0.29 per share versus $0.28 per share for the comparable period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had $15.5 million in cash, restricted cash and cash equivalents, including approximately $10.8 million remaining in net proceeds from the Company's initial public offering.

For the periods presented, the Company has funded its capital requirements primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations decreased to $2.8 million for the first six months of 1998 from $4.1 million during the same period in 1997, due primarily to the net effect of an increase in net income offset by timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $784,000 for the first six months of 1998 as compared with the $98,000 for the same period in 1997. The difference related to the receipt of $222,000 in cash from the issuance of common stock upon exercise of stock options and $562,000 from the issuance of common stock under the Company's employee stock purchase plan.

The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At June 28, 1998, there were no amounts outstanding under the credit line.

Capital expenditures were $4.0 million for the first six months of 1998 as compared to $3.0 million for the first six months of 1997. The Company is currently in the process of constructing two additional restaurants which it intends to open in 1998. A portion of the proceeds from the Company's initial public offering have been used to fund these investments. Total capital expenditures are expected to be approximately $7.0 million in 1998. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.8 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants.

The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, the size of restaurants developed and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that anticipated cash flow from operations, existing cash balances and borrowings under the credit agreement will be sufficient to fund its capital requirements, including planned expansion and ongoing maintenance and renovation of existing restaurants, at least through 1999. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings. There can be no assurance that such capital will be available on favorable terms, if at all.

INFLATION

The primary inflationary factors affecting the Company's operations are food and labor costs. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased under federal legislation to $5.15 an hour in September 1997 and increased in California to $5.75 an hour in March 1998. Additional minimum wage increases have recently been proposed.

Part II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


        USE OF PROCEEDS

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to June 28, 1998, the Company has used approximately $530,000 to fund the construction of new restaurants (architect fees, permits and a limited amount of building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on April 24, 1998 (the "Annual Meeting").

        At the Annual Meeting, the Company's stockholders elected the three directors nominated by the Board by the votes indicated:

                          Nominee         Votes in Favor          Votes Withheld
                          -------         --------------          --------------
                   Laurence B. Mindel       4,022,610                   2,244

                   W. Scott Hedrick         4,022,610                   2,244

                   W. Howard Lester         4,022,610                   2,244

        The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 27, 1998 was approved with 4,022,310 affirmative votes, 2,443 negative votes, 101 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

        Proposals of stockholders that are intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than November 27, 1998 in order to be included in the proxy statement and proxy relating to that Annual Meeting. In addition, under the Company's By-laws, a stockholder that desires to present a proposal at the Company's Annual Meeting of Stockholders or to propose nominees for election to the Board of Directors must submit that proposal or nomination to the Secretary of the Company no later than 60 days nor earlier than 90 days prior to the anniversary date of the previous year's annual meeting. Accordingly, to be properly brought before the 1999 Annual Meeting of Stockholders, a stockholder proposal or nomination (other than matters to be included in the Company's proxy statement, as described above) must be received at the principal executive offices of the Company no later than the close of business on February 23, 1999 nor earlier than the close of business on January 24, 1999. Stockholders are advised to review the Company's By-laws for additional information with respect to the advance notice requirements for stockholder proposals and director nominations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11.1    Calculation of net income per share

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Il Fornaio (America) Corporation

Date: August  7, 1998     By:  /s/          MICHAEL J. HISLOP
                               -------------------------------------------
                                            Michael J. Hislop
                                  President and Chief Executive Officer
                                     (Principal Executive Officer)

Date: August  7, 1998     By:  /s/           PAUL J. KELLEY
                               -----------------------------------------
                                             Paul J. Kelley
                                  Vice President, Finance and Secretary
                              (Principal Financial and Accounting Officer)