Form 10-Q
period 1998-09-27
IL FORNAIO AMERICA CORP
filed 1998-11-10
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 27, 1998 or

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

As of November 5, 1998, there were 5,657,751 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                         PAGE
                                                                                                                        NUMBER
                                                                                                                        ------
PART  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

         Balance Sheets - September 27, 1998 and December 28, 1997 ....................................................    3

         Statements of Income-Three months and Nine months ended September 27, 1998 and September 28, 1997 ............    4

         Statements of Cash Flows-Nine months ended September 27, 1998 and September 28, 1997 .........................    5

         Notes to Financial Statements ................................................................................    6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...................    7

Part II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds................................................................   11

    Item 6.   Exhibits and Reports on Form 8-K.........................................................................   12

Part I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             IL FORNAIO (AMERICA) CORPORATION
                             BALANCE SHEETS
                             (in thousands, except share data)
                             (unaudited)

                                                                           September 27,     December 28,
                                                                                1998             1997
                                                                          ---------------   ---------------
                             ASSETS

Current assets:
  Cash                                                                    $           642   $           557
  Cash equivalents                                                                 13,626            14,714
  Restricted cash                                                                     687               518
  Accounts receivable, net                                                          1,467             1,291
  Note receivable                                                                      46               121
  Inventories                                                                       1,830             1,720
  Prepaid expenses and other assets                                                   851             1,420
  Deferred tax assets, net                                                              9               125
                                                                          ---------------   ---------------
            Total current assets                                                   19,158            20,466
                                                                          ---------------   ---------------
  Property and equipment, net                                                      34,246            29,255
  Deferred tax assets, net                                                          1,289             1,879
  Other assets                                                                        485               491
                                                                          ---------------   ---------------
            Total assets                                                  $        55,178   $        52,091
                                                                          ===============   ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $         4,050             3,085
  Accrued expenses                                                                  5,088             6,287
                                                                          ---------------   ---------------
            Total current liabilities                                               9,138             9,372
                                                                          ---------------   ---------------
  Reserve for store closures                                                          270               374
  Deferred lease incentives                                                         5,266             5,219
                                                                          ---------------   ---------------
            Total liabilities                                                      14,674            14,965
                                                                          ---------------   ---------------

  Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding, respectively
   Common stock,  $.001 par value;
    20,000,000 shares authorized;
    5,949,052 and 5,818,513 shares issued and
    outstanding, respectively                                                           6                 6
   Additional paid-in-capital                                                      37,304            36,466
   Retained earnings                                                                3,194               654
                                                                          ---------------   ---------------
     Total stockholders' equity                                                    40,504            37,126
                                                                          ---------------   ---------------
            Total liabilities and stockholders' equity                    $        55,178   $        52,091
                                                                          ===============   ===============

See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                        STATEMENTS OF INCOME
                        (in thousands, except per share data)
                        (unaudited)


                                                              Three months ended                         Nine months ended
                                                    --------------------------------------      -----------------------------------

                                                       September 27,       September 28,          September 27,      September 28,
                                                           1998                1997                   1998               1997
                                                    ------------------  ------------------      -----------------  ----------------
Revenues:
   Restaurants                                      $           18,194  $           16,409      $          54,750  $         48,525
   Wholesale bakeries                                            1,901               1,586                  5,540             4,736
   Retail bakeries                                                   -                   -                      -               311
                                                    ------------------  ------------------      -----------------  ----------------
            Total revenues                                      20,095              17,995                 60,290            53,572
                                                    ------------------  ------------------      -----------------  ----------------

Costs and expenses:
   Cost of sales                                                 4,730               4,196                 14,142            12,546
   Operating expenses                                           11,554              10,405                 34,338            31,108
   Depreciation and amortization                                 1,203                 951                  3,553             2,878
   General and administrative expenses                           1,659               1,506                  4,727             4,462
   Provision for store closures                                      -                   -                      -              (470)
                                                    ------------------  ------------------      -----------------  ----------------
            Total costs and expenses                            19,146              17,058                 56,760            50,524
                                                    ------------------  ------------------      -----------------  ----------------
Income from operations                                             949                 937                  3,530             3,048
Other (income) expenses:
   Interest income                                                (195)                (57)                  (681)             (168)
   Interest expense                                                  2                   -                     16                 2
                                                    ------------------  ------------------      -----------------  ----------------
     Total other (income) expenses, net                           (193)                (57)                  (665)             (166)
                                                    ------------------  ------------------      -----------------  ----------------
Income before provision for income taxes                         1,142                 994                  4,195             3,214
Provision for income taxes                                         456                 411                  1,655             1,326
                                                    ------------------  ------------------      -----------------  ----------------
Net income                                          $              686  $              583      $           2,540  $          1,888
                                                    ==================  ==================      =================  ================
Net income per share:
      Basic                                         $             0.12  $             0.12      $            0.43  $           0.41
      Diluted                                       $             0.11  $             0.11      $            0.40  $           0.37
Weighted average shares and common
   share equivalents outstanding
      Basic                                                      5,947               4,704                  5,893             4,606
      Diluted                                                    6,382               5,374                  6,391             5,142

See notes to condensed financial statements

                         IL FORNAIO (AMERICA) CORPORATION
                         STATEMENTS OF CASH FLOWS
                         (in thousands)
                         (unaudited)

                                                                           Nine months             Nine months
                                                                              ended                   ended
                                                                          September 27,           September 28,
                                                                               1998                    1997
                                                                         -----------------      -----------------
Cash flows from operating activities:
   Net income                                                             $      2,540           $       1,888
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                             3,553                   2,878
       Amortization of deferred lease incentives                                  (282)                   (472)
       Provision for store closures                                                  -                    (470)
       Gain on sale of property and equipment                                        -                    (300)
       Retirement of fixed assets                                                    -                     271
       Deferred income taxes                                                       706                       -
   Changes in:
       Restricted cash                                                            (169)                     26
       Accounts receivable                                                        (176)                    125
       Inventories                                                                (110)                   (238)
       Prepaid expenses                                                            105                     707
       Other assets                                                                  6                     (27)
       Accounts payable                                                            965                    (358)
       Accrued expenses                                                         (1,199)                  1,619
       Reserve for store closures                                                 (104)                      -
                                                                         -------------          --------------
       Net cash provided by operating activities                                 5,835                   5,649
                                                                         -------------          --------------
Cash flows from investing activities:
   Capital expenditures                                                         (8,083)                 (4,793)
   Construction allowances received                                                332                       -
   Proceeds from sale of property and equipment                                      -                   1,081
   Collection of note receivable                                                    75                       -
                                                                         -------------          --------------
       Net cash used in investing activities                                    (7,676)                 (3,712)
                                                                         -------------          --------------
Cash flows from financing activities:
   Payments on debt                                                                  -                    (150)
   Proceeds from the issuance of common stock, net                                 562                   9,295
   Exercise of stock options                                                       276                      24
                                                                         -------------          --------------
       Net cash provided by financing activities                                   838                   9,169
                                                                         -------------          --------------
Increase (decrease) in cash and cash equivalents                                (1,003)                 11,106
Cash and cash equivalents, beginning of period                                  15,271                   1,003
                                                                         -------------          --------------
Cash and cash equivalents, end of period                                 $      14,268          $       12,109
                                                                         =============          ==============

See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       Organization and Basis of Presentation

Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of September 27, 1998, the Company owned and operated 15 Italian white tablecloth restaurants and five wholesale bakeries in California; Portland, Oregon; Las Vegas, Nevada; and Denver, Colorado.

The accompanying condensed unaudited financial statements of the Company for the three months and nine months ended September 27, 1998 and September 28, 1997, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 28, 1997, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 28, 1997 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 27, 1998.

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

4.       Preferred Stock

On September 24, 1997, each outstanding share of Series B, C, E and F preferred stock was converted into 1.262 shares of common stock upon the completion of the Company's initial public offering. As of September 27, 1998 and December 28, 1997 there were 5,000,000 shares authorized and no shares were issued and outstanding.

5.       Recent Accounting Pronouncement

On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company is currently considering its options with respect to the timing of adoption of SOP 98-5. When adopted, preopening costs will be expensed as incurred.

6. Reclassifications-Certain fiscal 1997 amounts have been reclassified to conform with fiscal 1998 presentations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements may be deemed to include the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants, the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999, and the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 28, 1997.

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

Depreciation and amortization includes the amortization of preopening costs associated with the opening of new locations. To date, the Company has capitalized preopening expenses for each of its new units and amortized such costs over the 12-month period following the opening of the unit. Preopening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 ("SOP") entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. See Note 5 of Notes to Condensed Financial Statements. The new expense-as-incurred standard may lead to increased quarterly variability in the amount of preopening costs recognized depending on the number and timing of restaurant openings. As a result, the Company's quarterly operating results may fluctuate to a greater extent than under the currently applicable principle.

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

The following table sets forth unaudited operating results for the three and nine-month periods ended September 27, 1998 and September 28, 1997, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.



                                                  Three months ended                         Nine months ended
                                           ---------------------------------------    ------------------------------------

                                           September 27,        September 28,         September 27,      September 28,
                                                 1998                 1997                  1998               1997
                                           ------------------   ------------------    ----------------   -----------------
Revenues:
   Restaurants                                        90.5%                 91.2%              90.8%                90.6%
   Wholesale bakeries                                  9.5%                  8.8%               9.2%                 8.8%
   Retail bakeries                                        -                     -                  -                 0.6%
                                           -----------------    ------------------    ---------------    -----------------
           Total revenues                            100.0%                100.0%             100.0%               100.0%
                                           -----------------    ------------------    ---------------    -----------------

Costs and expenses:
   Cost of sales                                      23.5%                 23.3%              23.4%                23.4%
   Operating expenses                                 57.5%                 57.8%              57.0%                58.1%
   Depreciation and amortization                       6.0%                  5.3%               5.9%                 5.4%
   General and administrative expenses                 8.3%                  8.4%               7.8%                 8.3%
   Provision for store closures                           -                     -                  -               (0.9)%
                                           -----------------    ------------------    ---------------    -----------------
           Total costs and expenses                   95.3%                 94.8%              94.1%                94.3%
                                           -----------------    ------------------    ---------------    -----------------

Income from operations                                 4.7%                  5.2%               5.9%                 5.7%
Other (income) expenses:
   Interest income                                   (1.0)%                (0.3)%             (1.1)%               (0.3)%
   Interest expense                                       -                     -                  -                    -
                                           -----------------    ------------------    ---------------    -----------------
     Total other (income) expenses, net              (1.0)%                (0.3)%             (1.1)%               (0.3)%
                                           -----------------    ------------------    ---------------    -----------------

Income before provision for income taxes               5.7%                  5.5%               7.0%                 6.0%
Provision for income taxes                             2.3%                  2.3%               2.8%                 2.5%
                                           -----------------    ------------------    ---------------    -----------------
Net income                                             3.4%                  3.2%               4.2%                 3.5%
                                           =================    ==================    ===============    =================


Revenues increased by 11.7% to $20.1 million for the third quarter of 1998 from $18.0 million for the third quarter of 1997 and by 12.5% to $60.3 million for the first nine months of 1998 from $53.6 for the first nine months of 1997. The increases primarily reflected a 0.9% increase in comparable restaurant sales for the third quarter of 1998 and a 4.0% increase in comparable restaurant sales for the first nine months of 1998. Additionally, comparable wholesale bakery sales increased by 19.8% for the third quarter of 1998 and by 17.0% for the first nine months of 1998. In addition, three noncomparable restaurants, opened in 1997, contributed $1.6 million to the increase for the third quarter of 1998 and $4.5 million to the increase for the first nine months of 1998. The increase in restaurant revenues reflects the benefit of a moderate menu price increase implemented in 1998. These factors more than offset the $311,000 decrease in revenues for the first nine months of 1998 attributable to the disposition of the four remaining free-standing retail bakeries in February 1997.

Cost of sales increased slightly as a percentage of revenues to 23.5% for the third quarter of 1998 compared to 23.3% for the third quarter of 1997 primarily as a result of an increase in dairy prices. Cost of sales as a percentage of revenues was 23.4% for both the first nine months of 1998 and the first nine months of 1997, as the increase in dairy prices in 1998 was offset by improved purchasing capabilities during the 1998 period along with the menu price increase.

Operating expenses as a percentage of revenues decreased to 57.5% for the third quarter of 1998 and 57.0% for the first nine months of 1998 compared to 57.8% and 58.1% for the respective comparable periods in 1997. These decreases are the result of a decrease in total occupancy costs as a percentage of revenues, partially offset by higher labor costs due to minimum wage increases and the resulting upward pressure on the wage scale for other unit staff positions, and for the nine-month periods, the effect of expenses related to the remodel of one restaurant in the second quarter of 1997. Depreciation and amortization increased as a percentage of revenues to 6.0% and 5.9% for both the third quarter of 1998 and first nine months of 1998, respectively, compared to 5.3% and 5.4% for the respective comparable periods in 1997, primarily reflecting increased pre-opening expenses related to the opening of two new restaurants in the fourth quarter of 1997.

General and administrative expenses decreased as a percentage of revenues to 8.3% and 7.8% for both the third quarter of 1998 and first nine months of 1998, respectively, compared to 8.4% and 8.3% for the respective comparable periods in 1997. These decreases were primarily due to higher performance-based management bonuses in the 1997 periods, partially offset in the third quarter of 1998 by increased travel and training expenses related to two new restaurants scheduled to open in fourth quarter of 1998.

As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded in the nine months ended September 28, 1997, a $470,000 pre-tax reversal of the provision for store closures originally recorded in 1993.

Interest income increased in both the third quarter of 1998 and first nine months of 1998 compared to the corresponding respective periods in 1997, reflecting interest on higher average cash balances as a result of both cash generated from operations and the proceeds of the Company's initial public offering in September 1997.

The provisions for income taxes for the nine months ended September 27, 1998 and September 28, 1997 reflected expected income taxes due at federal statutory rates and state income tax rates, net of the tax benefits. The effective income tax rates were 39.9% for the third quarter of 1998 and 39.5% for the first nine months of 1998 compared to 41.3% for both the respective comparable periods in 1997. This decrease in effective income tax rates is due to the planned use of various deductible tax assets and other tax credits.

Net income for the third quarter of 1998 increased by $103,000, or 17.8%, to $686,000 from $583,000 for the third quarter of 1997. Net income per share (diluted) for the third quarter of 1998 was $0.11 per share versus $0.11 per share recorded for the third quarter of 1997.

For the first nine months of 1998, net income increased by $652,000, or 34.5%, to $2.5 million from $1.9 million for the same period of 1997. Net income per share (diluted) for the first nine months of 1998 was $0.40 per share versus $0.37 per share for the comparable period in 1997.

FACTORS AFFECTING OPERATING RESULTS

The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of a more aggressive growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs, potentially adverse weather conditions, and the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, fluctuations in inventory and general and administrative expenses, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 28, 1997 under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had $15.0 million in cash, restricted cash and cash equivalents, including approximately $10.3 million remaining in net proceeds from the Company's initial public offering.

For the periods presented, the Company has funded its capital requirements primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations increased slightly to $5.8 million for the first nine months of 1998 from $5.6 million during the same period in 1997, due primarily to the net effect of an increase in net income offset in part by timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $838,000 for the first nine months of 1998 as compared with $9.2 million for the same period in 1997. The difference related primarily to the receipt of $9.3 million in net proceeds from the initial public offering in September 1997. In 1998, $276,000 in cash was realized from the issuance of common stock upon exercise of stock options and $562,000 from the issuance of common stock under the Company's employee stock purchase plan.

The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At September 27, 1998, there were no amounts outstanding under the credit line.

Capital expenditures, net of received construction allowances, were $7.8 million for the first nine months of 1998 as compared to $4.8 million for the first nine months of 1997. The Company is currently in the process of constructing two additional restaurants which it intends to open in the fourth quarter of 1998. A portion of the proceeds from the Company's initial public offering have been used to fund these investments. Total capital expenditures, net of received construction allowances, are expected to be approximately $10.0 million in 1998. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $1.8 million, with additional average preopening costs per restaurant of approximately $250,000. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants.

In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through November 5, 1998, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million.

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

INFLATION

The primary inflationary factors affecting the Company's operations are food and labor costs. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased under federal legislation to $5.15 an hour in September 1997 and increased in California to $5.75 an hour in March 1998. The minimum wage in Oregon will increase to $6.50 an hour in January 1999.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's Year 2000 preparations began in fiscal 1997. The preparations include identification and assessment of all software, hardware, equipment, and non-information technology ("IT") systems that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been completed. Based upon its identification and assessment efforts to date, the Company has identified one main software system, its bakery group software system, that will require replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. The Company expects to replace the current bakery group software with a system that is Year 2000-compliant. To date, the Company has identified and assessed the replacement software and plans to have the new software tested and in operation by mid-1999. The Company currently estimates that the costs of that software will be approximately $75,000. Furthermore, based on its assessment to date, the Company believes that future costs associated with its Year 2000 compliance effort will not be material. However, because both IT and non-IT systems may contain embedded technology, this may complicate the Company's Year 2000 identification, assessment, remediation and testing efforts.

The Company also intends to contact critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such suppliers' failures to resolve their own Year 2000 compliance issues. The Company has obtained verbal assurances and is in the process of obtaining written verification of Year 2000 compliance from the third parties that have provided licensed software for such systems as accounting and point-of-sale and payroll services.

As part of the Year 2000 readiness efforts, the Company intends to develop contingency plans to identify activities which will need to be performed in the event of system failures. The contingency plans are expected to be completed by July 31, 1999. Based on its assessment to date, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

Part II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to September 27, 1998, the Company has used approximately $1.0 million to fund the construction of new restaurants (architect fees, permits and a limited amount of building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.

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

                                    Il Fornaio (America) Corporation

Date: November 5, 1998              By: /s/    MICHAEL J. HISLOP
                                        ----------------------------------------
                                               Michael J. Hislop
                                       President and Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 5, 1998              By: /s/      PAUL J. KELLEY
                                        ----------------------------------------
                                                 Paul J. Kelley
                                        Vice President, Finance and Secretary
                                    (Principal Financial and Accounting Officer)