Form 10-K
period 1998-12-27
IL FORNAIO AMERICA CORP
filed 1999-03-25
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 27, 1998 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 2, 1999, was $32,115,049.*

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 2, 1999 there were 5,658,821 shares outstanding of the Registrant's Common Stock.

* Excludes 1,880,580 shares outstanding at March 2, 1999, of the Registrant's Common Stock held by directors, executive officers and holders of more than 10% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 6, 1999 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements set forth in or incorporated by reference in this Form 10-K as well as in the Company's Annual Report to Stockholders for the year ended December 27, 1998 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated store openings, the projected investment costs and sizes of future restaurants, the adequacy if anticipated sources of cash, planned capital expenditures, the costs of the Company's Year 2000 compliance efforts and the dates by which the Company believes such efforts will be completed, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors."

GENERAL

     Il Fornaio owns and operates 17 full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The Company's restaurants offer an extensive menu, featuring house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Il Fornaio's menu is distinguished by fresh, hand-made breads, pastries and other baked goods that are produced in the Company's restaurants and five wholesale bakeries. Il Fornaio's wholesale bakeries also sell baked goods to quality grocery stores, specialty retailers, hotels and other fine restaurants. In addition, the Company operates a retail market in each restaurant, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

     The Company's objectives are to offer guests the most authentic Italian dining experience available outside of Italy and to establish a brand identity that provides a competitive advantage in every market in which the Company operates. The Company's strategy to achieve these objectives includes the following key elements: (i) serve premium quality, authentic regional Italian cuisine created by native-born Italian chefs and complemented by hand-made Il Fornaio baked goods; (ii) build brand awareness through its bakeries and retail markets, which reinforce the Company's image as a provider of premium quality, authentic Italian food and enable guests to recreate the Il Fornaio dining experience at home; (iii) create a distinctive authentic Italian atmosphere with restaurant designs unique to each location; (iv) consistently execute Il Fornaio's high standards of food quality, service and cleanliness through its employee-designed Five Star Service Program; and (v) foster a strong corporate culture which attracts and retains highly qualified management, chefs and hourly employees.

     Il Fornaio intends to develop restaurants in both existing and new geographic markets and to locate restaurants at sites in affluent urban and suburban areas. The flexibility of the Il Fornaio concept enables the Company to develop successful restaurants in a variety of locations, including residential neighborhoods, shopping centers, office buildings and hotels. Since its initial public offering in September 1997, the Company has opened four restaurants, located in Santa Monica, California; Denver, Colorado; Seattle, Washington; and Walnut Creek, California. The Company currently intends to open four new restaurants in 1999.

     The Company was incorporated in California in June 1980 and was reincorporated in Delaware in September 1997 prior to its initial public offering. The Company's executive office is located at 770 Tamalpais Drive, Suite 400, Corte Madera, California 94925. The Company's telephone number is
(415) 945-0500.

     Il Fornaio and the Il Fornaio logo are registered marks of the Company, and Festa Regionale and Passaporto are marks used and owned by the Company.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

UNCERTAINTIES ASSOCIATED WITH FUTURE GROWTH

     The Company has experienced growth in recent years, expanding from nine restaurants at the end of 1993 to 17 restaurants at the end of 1998. In 1998, the Company opened two new restaurants and currently expects to open four new restaurants in 1999. The Company's ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, the negotiation of favorable lease arrangements, timely development and construction of any new shopping center, hotel or other site in which the restaurant or bakery may be located, management of the costs of construction and development of new restaurants and bakeries, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), general economic conditions and other factors, some of which are beyond the control of the Company. Moreover, the opening of additional restaurants and bakeries in the future will depend, in part, upon the Company's ability to generate sufficient funds from existing operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GEOGRAPHIC CONCENTRATION

     Thirteen of the Company's 17 restaurants are located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

     The Company has opened only four restaurants located outside of California. Over the next several years, the Company expects that some of its expansion will involve opening restaurants in other states. Expansion into new geographic regions involves a number of risks, in addition to those identified above, including uncertainties related to local customs, demographics, legal requirements, wages, costs and other economic conditions, the need to develop relationships with local distributors and suppliers for fresh produce and other ingredients, and potential difficulties related to management of operations located in a number of broadly dispersed locations. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant revenues and fluctuations in inventory and general and administrative expenses. For example, weather conditions have generally had the most significant adverse impact in the first quarter of each year. In addition, in the fourth quarter of 1998, the Company adopted a new accounting standard, which requires the Company to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The adoption of this new standard may lead to increased variability in operating results, depending on the number and timing of restaurant openings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors.

    A variety of factors also affect the Company's comparable restaurant sales results, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions and the Company's ability to execute its business strategy. No assurance can be given that comparable restaurant sales for any particular future period will not decrease.

CHANGES IN FOOD AND LABOR COSTS

     The Company's profitability is dependent in part on its ability to anticipate and react to changes in food and labor costs. Various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. During 1998, there was significant volatility in the cost of certain bakery-related commodities, principally butter and manufacturing cream, which adversely affected the Company's costs of sales in 1998.

     A substantial number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. The minimum wage in California was raised to $5.75 an hour effective March 1, 1998. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour and the minimum wage in Washington increased to $5.70 an hour from $5.15 an hour. There can be no assurance that similar proposals will not come before the voters in other jurisdictions in which the Company operates or seeks to operate. Additional federal minimum wage increases have recently been proposed. In the fourth quarter of 1996, the Company introduced its first menu price increase in three years and implemented another price increase at the start of the first quarter of 1998 due, in part, to increases in labor costs. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

     The success of the Company's business will continue to be highly dependent on its key operating officers and employees, including Laurence B. Mindel, the Company's Chairman of the Board, and Michael J. Hislop, the Company's President and Chief Executive Officer. The Company currently maintains a $5.0 million term life insurance policy covering Mr. Mindel and a $3.0 million term life insurance policy covering Mr. Hislop. The Company's success in the future will be dependent on its ability to attract, retain and motivate qualified management and operating personnel, including restaurant managers and chefs. Failure by the Company to attract and retain such key employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

LONG-TERM, NON-CANCELABLE LEASES; TERMINATION PROVISIONS

     The Company's current leases have annual base rents ranging from $60,000 to $352,000, are non-cancelable and typically have terms of 10 to 20 years. Leases entered into by the Company in the future will also be long-term and non-cancelable. If a decision is made to close any restaurant or bakery, the Company may be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In 1993 and 1995, the Company recorded provisions of $2.3 million and $932,000, respectively, for liabilities associated with the closure of facilities subject to non-cancelable, long-term leases. The Company may incur liabilities of this nature in the future if a decision is made to close one or more restaurants or bakeries, and such liabilities, if incurred, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Las Vegas restaurant lease contains provisions that allow the hotel landlord to terminate the Company's lease without compensation if, during any six-month period in which the hotel has achieved a specified occupancy rate, the restaurant's monthly gross sales average less than a specified minimum amount. To date, the Las Vegas restaurant's sales have been more than triple the specified minimum amount, although there can be no assurance that restaurant sales will continue to exceed the specified minimum. In addition, the lease contains provisions allowing the landlord to relocate the Company's restaurant to another site within the hotel possessing retail characteristics similar to the site currently occupied by the Company. The landlord may not use the site vacated for restaurant operations. Should the Company elect not to relocate the restaurant, the lease may be terminated by the Company and, in that event, the landlord is obligated to reimburse the Company for the unamortized cost of its improvements to the site and any of the Company's furniture, fixtures and equipment not removed by the Company. Such termination or relocation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Properties."

GOVERNMENTAL REGULATION

     The Company's operations are subject to regulation by federal agencies and to licensing and regulation by state and local health, environmental, land use, labor relations, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. The Company's activities are also subject to the federal Americans With Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. The Company is also subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Changes in any or all of these laws or regulations, such as government-imposed increases in minimum wages, paid leaves of absence or mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is required to comply with the alcohol licensing requirements of the states and municipalities where its restaurants are or may be located. Delays or failures in obtaining or maintaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of new restaurants or could materially and adversely affect the operation of existing restaurants. In addition, there can be no assurance that the Company will be able to obtain necessary licenses, permits or other approvals on a cost-effective and timely basis in order to construct and develop restaurants and bakeries in the future. See "Business -- Governmental Regulation."

UNINSURED LOSSES

     The Company has comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that the Company believes are not economically insurable, such as earthquakes and other natural disasters. In view of the location of many of the Company's existing and planned restaurants in California, the Company's operations are particularly susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting the Company's geographic area of operations, the Company could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties. In addition, the Company does not currently maintain any insurance coverage for the effects of adverse publicity, and such litigation or adverse publicity could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT

     At March 2, 1999, the Company's directors, officers and their affiliates will beneficially own approximately 26.4% of the outstanding Common Stock (assuming exercise of vested stock options). As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ABSENCE OF PRIOR TRADING MARKET; POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the shares of Common Stock may be subject to significant fluctuations in response to the Company's operating results and other factors, including general economic and market conditions. In addition, the stock market in recent years has experienced and continues to experience extreme price and volume fluctuations, which have affected the market price of the stock of many companies and which have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as a shortfall in sales or earnings compared to securities analysts' expectations, changes in analysts' recommendations or projections or general economic and market conditions, may adversely affect the market price of the Common Stock. On March 16, 1999, the Company issued the press release filed with this 10-K as Exhibit 99.1. In the past, securities class action litigation has often been instituted following periods of volatility in the market price for a company's securities. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

IL FORNAIO CONCEPT AND STRATEGY

     Offer Premium Quality, Authentic Regional Italian Cuisine. Il Fornaio seeks to differentiate its restaurants from other restaurants in the Italian food segment by offering creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The core menu served at both lunch and dinner features a variety of dishes, including house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Native-born Italian chefs develop all of the core menu items, which vary depending on the seasonal availability of raw ingredients. The Company's chefs also develop special menus each month based on the local cuisine and culinary style of one of Italy's 20 geographic regions as part of the Company's Festa Regionale marketing program. Hand-made, preservative-free baked goods, based on centuries-old regional Italian recipes, are provided by Il Fornaio's bakeries for use in a variety of menu items. Fresh breads and rolls are served with each meal, providing an authentic and high quality complement to the menus. Il Fornaio's restaurants have received numerous awards and commendations.

     Build Brand Awareness. The Company believes that its restaurants, bakeries and retail markets work together to reinforce its image as a provider of premium quality, authentic Italian food, enhance Il Fornaio's brand image and reputation and attract guests over a wide variety of occasions for dining out or dining in. The Company's bakeries supply the same fresh, award-winning breads and other baked goods served at the Company's restaurants to quality grocery stores, specialty retailers, hotels and other fine restaurants as well as to retail markets within Il Fornaio restaurants. The restaurants' retail markets offer prepared foods and Il Fornaio brand items, including fresh baked goods, oakwood-roasted coffee, pasta, risotto, extra virgin olive oil and balsamic vinegar imported from Modena, Italy, enabling guests to recreate the Il Fornaio dining experience at home. The retail markets also offer an Il Fornaio-brand Chianti Classico from a Tuscan vineyard that was originally planted in the 11th century and is designated for Il Fornaio's exclusive use. The Company has implemented a number of marketing initiatives designed to build brand awareness, including monthly mailings of its Festa Regionale menus, food and wine tastings, baking classes, Italian culture seminars and the Passaporto program, which rewards frequent guests with complimentary menu items and commemorative plates.

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

     Foster a Strong Corporate Culture. The Company believes that qualified employees are critical to its success. The Company believes that, by providing extensive training, attractive compensation and significant opportunities for employee feedback and advancement, it fosters a strong corporate culture that helps attract and retain highly qualified employees. In 1995, the Company instituted a Partnership Program, which provides equity participation to chefs and restaurant general managers. The Company also provides medical, dental and other benefits to hourly employees and believes that the availability of these benefits contributes to an employee turnover rate that is below the industry average.

     Provide an Attractive Price-Value Relationship. The Company believes that its restaurants provide guests with excellent value by offering high quality authentic Italian food, a distinctive atmosphere and superior service, all for an average check per guest in 1998 of $21.87 (including alcohol). As a result, the Company's restaurants attract a broad variety of guests who desire a more authentic Italian experience than may be available from other restaurants in the Italian food segment, without a substantially higher cost.

UNIT ECONOMICS

     For 1998, the Company's 13 restaurants that were opened prior to 1997 (which excludes data from restaurants in their first year of operation) had average revenues of approximately $5.1 million, average operating income of approximately $826,000, or 16.2% of restaurant sales, and average operating income before depreciation and amortization of approximately $1,044,000, or 20.4% of restaurant sales. The Company's restaurants range in size from 5,000 square feet to 13,200 square feet. Since 1991, the Company's total investment per restaurant, net of landlord contributions, has averaged approximately $2.0 million, with additional average pre-opening costs per restaurant of approximately $200,000. The Company expects that its planned future restaurants will generally range in size from 7,000 to 10,000 square feet and that its total investment and pre-opening costs per restaurant will be approximately $2.0 million and $250,000, respectively, based upon adjustments for inflation and the geographic locations of future restaurants.

LOCATIONS

     Il Fornaio owns and operates 17 full-service, white tablecloth Italian restaurants and five bakeries. Four of these bakeries are located adjacent to certain of the Company's restaurants and provide fresh breads, pastries and other baked goods to the restaurants, as well as to a variety of quality grocery stores, specialty retailers, hotels and other fine restaurants. All Il Fornaio restaurants and wholesale accounts in the San Francisco Bay Area are supplied by the Company's 12,000-square foot bakery located in Burlingame, California. Restaurants that cannot be supplied by one of the Company's bakeries are designed with an in-house bakery. All of the restaurants feature a retail market, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

     The following table provides information about the Company's current and planned operations.

CURRENT OPERATIONS

                                        YEAR      SIZE       NUMBER OF
               LOCATION                OPENED   (SQ. FT.)     SEATS(1)
------------------------------------   ------   ---------    ---------
Restaurants
  Corte Madera, CA..................    1987     5,600         104
  San Francisco, CA.................    1988     7,800         148
  Del Mar, CA.......................    1989     5,700         110
  Palo Alto, CA.....................    1989     7,300         136
  Irvine, CA........................    1991     9,600         220
  Beverly Hills, CA.................    1992     5,000          76
  San Jose, CA......................    1992     8,000         171
  Pasadena, CA......................    1993     8,000         152
  Sacramento, CA....................    1993     7,900         158
  Burlingame, CA....................    1995     9,200         185
  Carmel, CA........................    1995     7,500         120
  Portland, OR......................    1996     7,300         170
  Las Vegas, NV.....................    1997    10,900         218
  Santa Monica, CA..................    1997     7,500         150
  Denver, CO........................    1997     9,200         175
  Seattle, WA.......................    1998    13,200         269
  Walnut Creek, CA..................    1998     8,700         210
Bakeries
  Beverly Hills, CA.................    1983     1,500          --
  Irvine, CA........................    1991     3,400          --
  Pasadena, CA......................    1993     3,400          --
  Sacramento, CA....................    1993     2,500          --
  Burlingame, CA....................    1997    12,000          --


PLANNED RESTAURANTS (2)

                                                     SCHEDULED      SIZE
                  LOCATION                            OPENING     (SQ. FT.)
------------------------------------------------  -------------  ----------
Las Vegas, NV (The Venetian) ...................       1999       14,000
Atlanta, GA ....................................       1999        8,500
Coronado Island, CA ............................       1999        9,100
Manhattan Beach, CA ............................       1999        8,000

----------
(1)  Excludes patio seating.
(2)  Leases have been signed for each of these planned restaurant locations.

EXPANSION STRATEGY AND SITE SELECTION

     The Company intends to continue to expand its operations by addressing both existing and new geographic markets. The Company currently plans to open four new restaurants in 1999 as indicated in the table above.

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

     The Company's success in implementing its expansion plans will depend, in each case, on the Company's ability to effectively address a number of risks. There can be no assurance that the Company will be able to open all of its new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. See "Business -- Risk Factors."

MENU

     The Company's restaurants feature creatively prepared, premium quality Italian food based on authentic regional recipes. All recipes are created by native-born Italian chefs. As guests are seated, Il Fornaio breads and rolls are placed on the table and served with Il Fornaio olive oil. Guests may then select from a menu featuring a variety of dishes, including house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. The core menu includes several flavorful low-salt and low-fat selections oriented toward health- or diet-conscious guests. The restaurants also offer Italian appetizers, creative desserts prepared on site, full liquor service and an award-winning, extensive wine list emphasizing Italian and California varietals. The wine list includes an Il Fornaio-brand Chianti Classico from a Tuscan vineyard that was originally planted in the 11th century and is designated for Il Fornaio's exclusive use. The core menu is virtually identical at most of Il Fornaio's restaurants. A daily insert, which varies by restaurant, lists specials developed by chefs at each restaurant, featuring creative dishes inspired by seasonal availability of fresh local produce, fish, meats and game. Il Fornaio's restaurants have received numerous awards and commendations.

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

     The Company's average check per guest in 1998 at its restaurants, including alcoholic beverages, was $21.87. Nine of the restaurants also offer breakfast service which, during 1998, accounted for approximately 3% of restaurant revenues. During the same period, wine sales represented approximately 18% of restaurant revenues, while other alcoholic beverages accounted for approximately 7% of restaurant revenues.

     Take-out prepared food and retail brand items accounted for approximately 7% of restaurant revenues in 1998. The restaurants' retail markets enable guests to recreate the Il Fornaio dining experience at home by offering prepared foods, including assorted cold pasta and risotto salads, Il Fornaio breads, green salads, whole roasted chickens, stuffed artichokes, individual pizzette and assorted Italian sandwiches, as well as Il Fornaio-brand retail items, including oakwood-roasted coffee, pasta, risotto, extra virgin olive oil, balsamic vinegar imported from Modena, Italy, and Chianti Classico.

     In November of 1998, the Company opened Il Fornaio Risotteria, a full service restaurant in Pacific Place, an entertainment and shopping center in downtown Seattle. Risotteria features authentic Italian foods simply presented at lower price points than a typical Il

Fornaio restaurant. The casual setting is designed for quicker, more informal service, with all menu items priced below $10. While the Company has no current plans to expand the Risotteria concept to other markets, it is possible that the Company may build other Risotterias in the future in appropriate locations.

DECOR AND ATMOSPHERE

     The Company seeks to create a distinctive, authentic Italian atmosphere with restaurant designs that are unique to each location. The restaurants' sophisticated, yet informal and friendly atmosphere is intended to be suitable for a variety of meal occasions. Exhibition kitchens with wood-fired rotisseries, charcoal grills and wood-burning pizza ovens in full display of the guests create appealing cooking aromas that reinforce the guests' perceptions of quality, freshness and authenticity. Retail markets located at the entrance to each restaurant are designed to provide an inviting initial impression as well as to enhance the perception of an authentic Italian dining experience through the prominent display of Il Fornaio's Italian food. Design elements, which may include terracotta or European slate floors, marble bars, mahogany trim, hand-painted ceilings and fine art, are selected to evoke the charm and elegance of a memorable dining experience in Italy. The tables are a mix of booths and free-standing tables with chairs. White tablecloths and Italian flatware dress the tables. Service is intended to be professional and friendly but not intrusive. In addition to table service, food is available at an indoor or outdoor liquor/coffee bar, as well as at counter seats overlooking the large pizza oven and open kitchen. The restaurants range in size from approximately 5,000 to 13,200 square feet with indoor seating ranging from 76 to 269 guests. Outdoor piazzas provide additional seating during warmer weather. Il Fornaio's Sacramento restaurant received the grand prize for best new restaurant design worldwide, one of five grand prizes in hospitality design awarded in 1994 by a national hospitality design magazine.

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

     Comprehensive management manuals exist to ensure consistency in all facets of restaurant operations, including food, service, safety and accounting. Working in concert with Managing Partners and Chef-Partners, the Company's senior management defines operations and performance objectives for each restaurant and monitors implementation. The Company maintains quality and consistency in its restaurants through its Five Star Service Program, which establishes standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. A restaurant survey firm regularly visits the Company's restaurants and reports to senior management on the effectiveness of the Five Star Service Program. In addition to the Five Star Service Program, the Company's senior management regularly visit each restaurant and bakery to ensure adherence to the Company's concept, strategy and standards of quality in all aspects of restaurant operations. Senior management also meets once a quarter with Managing Partners and Chef-Partners to discuss operational, marketing and financial issues and to review the Five Star Service Program.

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

     The Company currently has five bakeries, four of which range in size from 1,500 to 3,400 square feet and are located adjacent to certain of the Company's restaurants. The Company's original heritage was based on bakeries and bakery products remain an integral part of the Il Fornaio restaurant concept. In addition to the Company's own restaurants, bakery products are sold to quality grocery stores, specialty retailers, hotels and other fine restaurants. The Company's bakeries accounted for approximately 9% of gross revenues during 1998.

     In March 1997, the Company commenced operation of a free-standing 12,000-square foot bakery, located in Burlingame, California. This facility provides freshly baked goods to all Il Fornaio restaurants and wholesale customers throughout the San Francisco Bay Area. This bakery is designed to provide efficiencies in production (both labor and ingredients) and distribution. This facility permits the Company to employ improved processes, which enhance quality and consistency, while maintaining the Il Fornaio commitment to preservative-free, hand-made authentic Italian breads. The Company's total investment to construct this bakery, including leasehold improvements, machinery and equipment, was approximately $800,000.

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

     The management staff of a typical bakery consists of a production manager, an assistant production manager and a business manager. A bakery employs 10 to 45 hourly employees, depending on the bakery's size. The production manager carries responsibility for day-to-day results of the bakery. Each production manager is required to have significant bread baking experience in addition to other general baking and management skills. Both the production manager and the assistant production manager are also trained in the Company's systems, recipes and procedures. The business manager is responsible for all accounting, including the preparation of sales reports, which are electronically transmitted to the corporate office on a daily basis. The business manager is also responsible for customer service and distribution.

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

     To encourage repeat patronage, the Company has developed the Festa Regionale program. As part of this program, innovative menus are developed monthly by Chef-Partners, on a rotating basis, based on authentic recipes from one of Italy's 20 geographic regions. Menu items are accompanied by selected wines from the region and a regional bread is provided by the Company's bakeries. Mailers describing each month's Festa Regionale offerings are sent monthly to over 120,000 households identified by the Company through customer mailing lists or geographic proximity to an Il Fornaio restaurant. The Passaporto program also encourages frequent dining at the Company's restaurants by rewarding those who participate in each month of the six-month program with a commemorative plate. In addition, guests receive a complimentary item such as an appetizer or a dessert from the regional menu.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company has developed an integrated management information system that is utilized in all of its restaurants and bakeries. This system currently includes a computerized point-of-sale system in its restaurant operations and a proprietary accounts receivable system in its bakeries. The restaurant point-of-sale system facilitates the movement of guest food and beverage orders between the guest areas and kitchen and bar, controls cash, handles credit card authorizations and provides management with revenue data. The integrated system electronically transmits sales and guest counts to Company headquarters on a daily basis. The Company has a computerized time management system at each of its locations. The system calculates the time worked by each employee, allows management to gather data and schedule labor hours and produces payroll reports. Additionally, the Company has developed a proprietary back-office system for processing daily and weekly paperwork (sales, accounts payable, labor and inventory). This system generates a weekly operating statement, which compares both weekly and month-to-date results versus budget.

     The Company's accounting system includes a scalable, relational database. The Company's automated restaurant and bakery point-of-sale, time management and unit accounting system provides data for posting directly to the Company's centralized system. The centralized database provides flexibility in generating various management reports against predetermined operating budgets. Such reporting includes (i) weekly reports of revenues, cost of revenues and selected controllable operating budgets, (ii) detailed monthly performance of revenues and expenses and (iii) monthly reports of administrative expense performance. The system allows management to review the mix of menu items in order to better match guest preferences and improve profitability. Detailed monthly profit and loss statements are compiled at the corporate office and reviewed with unit management every month by senior management.

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

COMPETITION

     The restaurant and bakery business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants and bakeries compete with the Company at each of its locations. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants and bakeries are distinctive in design and operating concept, other companies may develop restaurants and bakeries that operate with similar concepts.

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

EMPLOYEES

     At February 5, 1999, the Company employed approximately 2,306 persons, 45 of whom were executive office personnel, 181 of whom were unit management personnel and the remainder of whom were hourly restaurant or bakery personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

GOVERNMENTAL REGULATION

     The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants and retail establishments. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes, and the operation of its trucks is subject to Department of Transportation regulations. Delays or failures in obtaining or maintaining the required construction and operating licenses, permits and approvals could delay or prevent the opening of new restaurants or could materially and adversely affect the operation of existing restaurants.

     The development and construction of additional restaurants and bakeries will be subject to compliance with applicable zoning, land use, environmental and licensing regulations. There can be no assurance that the Company will be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants and bakeries in the future. Various federal and state labor laws govern the Company's operations and its relationship with its employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements.

     During 1998, approximately 25% of restaurant revenues was attributable to the sale of alcoholic beverages, primarily wine. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. For each new location, alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Laurence B. Mindel, age 61, joined the Company as Chairman of the Board, President and Chief Executive Officer in January 1987. Mr. Mindel currently serves as Chairman of the Board, having resigned as President in 1995 and as Chief Executive Officer in 1998. From 1964 to 1970, Mr. Mindel was President and Chief Executive Officer of Caswell Coffee Company in San Francisco. In 1970, Mr. Mindel co-founded Spectrum Foods, where he served as Chairman of the Board, President and Chief Executive Officer. Under Mr. Mindel's direction, Spectrum created 14 restaurants in Northern and Southern California, including Chianti, MacArthur Park, Harry's Bar and American Grill, Prego and Guaymas. In 1984, Saga Corporation acquired Spectrum Foods, and from that time until he joined the Company, Mr. Mindel served as President of the Saga Restaurant Group, which included Stuart Anderson's Black Angus, Velvet Turtle, Spoons, Hotel Food Services and the newly acquired Spectrum Foods restaurants. In 1985, Mr. Mindel became the first person of non-Italian descent and the first American to be awarded the Caterina di Medici medal. Awarded by the Italian government, the medal recognizes persons who have excelled in preserving the Italian heritage outside of Italy. In 1998, Mr. Mindel became one of a select group of restaurant industry leaders to receive the International Foodservice Manufacturers Association's Foodservice Operator of the Year and Gold Plate Award.

     Michael J. Hislop, age 44, joined the Company as President and Chief Operating Officer in July 1995 and was promoted to Chief Executive Officer and President in 1998. From April 1991 to May 1995, Mr. Hislop served as Chairman and Chief Executive Officer of Chevy's Mexican Restaurants which, under his direction, grew from 17 locations to 63 locations nationwide. From 1982 to 1991, Mr. Hislop was employed by El Torito Mexican Restaurants, Inc., serving first as Regional Operator, then as Executive Vice President of Operations and for the last three years as Chief Operating Officer. From 1979 to 1982, Mr. Hislop was employed by T.G.I. Fridays Restaurants, Inc. as a Regional Manager.

     Paul J. Kelley, age 43, joined the Company as Vice President, Finance, Chief Financial Officer and Secretary in April 1991. From 1988 to 1991, he served as Vice President of Finance of Bon Appetit Management, a contract food service operator. From 1977 to 1988, he served a variety of positions for Saga Corporation, most recently as Vice President and Controller of Velvet Turtle and Spoons.

     Michael J. Beatrice, age 45, joined the Company as Vice President, Operations, in April 1996 and was promoted to Chief Operating Officer in 1998. From 1994 to 1996, Mr. Beatrice was Vice President, Operations, for an area developer of Boston Chicken, a restaurant company. From 1991 to 1994, he owned and operated an upscale, full-service Italian restaurant north of Boston. From 1983 to 1991, he served a variety of positions with El Torito Mexican Restaurant, Inc., most recently as Regional Vice President.

ITEM 2. PROPERTIES

     All of the Company's operations are located in leased facilities. Current restaurant and bakery leases have expiration dates ranging from 2000 to 2017, with the majority of the leases providing for five-year options to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Some of the leases require the Company to pay the costs of insurance, taxes and a portion of the lessor's operating costs. See Note 10 to Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future periods. The Company's lease for its Las Vegas restaurant contains certain termination and relocation provisions. See "Item 1. Business -- Risk Factors -- Long-Term, Non-Cancelable Leases; Termination Provisions."

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

          FISCAL QUARTER ENDED:                           HIGH        LOW
          --------------------                           ------     ------
          September 28, 1997.........................    $15.63     $13.88
            (commencing September 19, 1997)
          December 28, 1997..........................    $17.00     $12.75
          March 29, 1998.............................    $15.88     $12.13
          June 28, 1998..............................    $14.94     $11.00
          September 27, 1998.........................    $13.75     $ 4.50
          December 27, 1998..........................    $ 8.25     $ 5.13


     At March 2, 1999, there were 519 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock. The Board of Directors intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since December 28, 1997, the Registrant has sold and issued the following unregistered securities:

     1. During the period, the Company granted incentive stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 211,872 shares (net of cancellations) of the Company's Common Stock, at an average exercise price ranging from $11.00 to $13.50. During the period, the Company granted non-qualified stock options to officers under the Plan covering an aggregate of 43,366 shares (net of cancellations) of the Company's Common Stock, at an average exercise price ranging from $13.25 to $14.58. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for option grants described above in that the Company believes such grants were not "sales" within the meaning of the Securities Act.


USE OF PROCEEDS

     (b) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' overallotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to December 27, 1998, the Company has used approximately $4.5 million to fund construction of new restaurants. None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in short-term, investment-grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.

                                                                           FISCAL YEAR
                                                    1994         1995          1996         1997         1998
                                                  -------      -------       -------       -------      -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                     $39,485      $43,647       $50,599       $65,525      $75,523
  Wholesale bakeries                                4,951        5,181         6,016         6,284        7,615
  Retail bakeries                                   5,208        5,312         4,137           311           --
                                                  -------      -------       -------       -------      -------
     Total revenues                                49,644       54,140        60,752        72,120       83,138
                                                  -------      -------       -------       -------      -------
Costs and expenses:
  Costs of sales                                   11,300       12,772        14,792        16,993       19,594
  Operating expenses                               29,290       31,036        35,152        41,800       47,589
  Depreciation and amortization (1)                 2,948        3,173         3,434         3,517        4,258
  Preopening expenses (1)                             214          131           426           432          534
  General and administrative expenses               3,592        4,083         4,724         6,012        6,299
  Provision for store closures                         --          932            --          (470)          --
                                                  -------      -------       -------       -------      -------
    Total costs and expenses                       47,344       52,127        58,528        68,284       78,274
                                                  -------      -------       -------       -------      -------
Income from operations                              2,300        2,013         2,224         3,836        4,864
Interest (income) expense, net                         53          (59)         (127)         (398)        (811)
                                                  -------      -------       -------       -------      -------
Income before income taxes and change
    in accounting principle                         2,247        2,072         2,351         4,234        5,675
Provision (benefit) for income taxes                  332       (2,432)          898         1,651        2,224
                                                  -------      -------       -------       -------      -------
Income before change in accounting
    principle                                       1,915        4,504         1,453         2,583        3,451
Cumulative effect of change in accounting
    principle (net of taxes) (1)                       --           --            --            --          326
                                                  -------      -------       -------       -------      -------
Net income                                        $ 1,915      $ 4,504       $ 1,453       $ 2,583      $ 3,125
                                                  =======      =======       =======       =======      =======
Basic earnings per share before change in
    accounting principle                          $  0.43      $  1.01       $  0.32       $  0.53      $  0.59
Cumulative effect of change in accounting
    principle                                          --           --            --            --         0.06
                                                  -------      -------       -------       -------      -------
Basic earnings per share                          $  0.43      $  1.01       $  0.32       $  0.53      $  0.53
                                                  =======      =======       =======       =======      =======
Basic weighted average shares outstanding           4,437        4,452         4,485         4,908        5,846

Diluted earnings per share before change
    in accounting principle                      $   0.43      $  1.00       $  0.32       $  0.48      $  0.55
Cumulative effect of change in accounting
    principle                                          --           --            --            --         0.05
                                                  -------      -------       -------       -------      -------
Diluted earnings per share                       $   0.43      $  1.00       $  0.32       $  0.48      $  0.50
                                                  =======      =======       =======       =======      =======
Diluted weighted average shares outstanding         4,477        4,499         4,570         5,433        6,298

BALANCE SHEET DATA (AT YEAR END):

Working capital (deficit)                        $   (496)     $   807       $   158       $11,094      $ 6,748
Total assets                                       30,164       34,194        34,855        52,091       57,354
Long-term debt (excluding current portion)            750          150            --            --           --
Stockholders' equity                               16,678       21,283        22,936        37,126       39,509

----------
(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 2 to Financial Statements.

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

     Preopening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Prior to 1998, the Company capitalized preopening expenses for each of its new units and amortized the costs over the 12-month period following the opening of the unit. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 (SOP) entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets, and is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in 1998 were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS 1996, 1997 AND 1998

     The following table sets forth operating results as a percentage of total revenues for the periods indicated.

                                               PERCENTAGE OF TOTAL REVENUES            PERCENTAGE INCREASE
                                                       FISCAL YEAR                         (DECREASE)
                                             ------------------------------      -------------     -------------
                                             1996         1997         1998      1997 VS. 1996     1998 VS. 1997
                                             -----        -----        ----      -------------     -------------
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                 83.3%       90.9%       90.8%           29.5%             15.3%
  Wholesale bakeries                           9.9%        8.7%        9.2%            4.5%             21.2%
  Retail bakeries                              6.8%        0.4%        0.0%          -92.5%           -100.0%
                                             -----       -----       -----
     Total revenues                          100.0%      100.0%      100.0%           18.7%             15.3%
                                             -----       -----       -----
Costs and expenses:
  Costs of sales                              24.3%       23.6%       23.6%           14.9%             15.3%
  Operating expenses                          57.9%       58.0%       57.2%           18.9%             13.8%
  Depreciation and amortization (1)            5.6%        4.9%        5.1%            2.4%             21.1%
  Preopening expenses (1)                      0.7%        0.6%        0.6%            1.4%             23.6%
  General and administrative expenses          7.8%        8.3%        7.6%           27.3%              4.8%
  Provision for store closures                 0.0%       -0.7%        0.0%          100.0%           -100.0%
                                             -----       -----       -----
    Total costs and expenses                  96.3%       94.7%       94.1%           16.7%             14.6%
                                             -----       -----       -----
Income from operations                         3.7%        5.3%        5.9%           72.5%             26.8%
Interest (income) expense, net                -0.2%       -0.6%       -1.0%          213.4%            103.8%
                                             -----       -----       -----
Income before income taxes and change
  in accounting principle                      3.9%        5.9%        6.9%           80.1%             34.0%
Provision for income taxes                     1.5%        2.3%        2.7%           83.9%             34.7%
                                             -----       -----       -----
Income before change in accounting
  principle                                    2.4%        3.6%        4.2%           77.8%             33.6%
Cumulative effect of change in
  accounting principle (net of tax) (1)        0.0%        0.0%        0.4%            0.0%            100.0%
                                             -----       -----       -----
Net income                                     2.4%        3.6%        3.8%           77.8%             21.0%
                                             =====       =====       =====

----------
(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 2 to Financial Statements.

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES

     Total revenues increased by $11.0 million, or 15.3%, to $83.1 million in 1998 from $72.1 million in 1997. The increase was primarily attributable to (i) the opening of four new restaurants, two of which opened in late 1997 and another two in late 1998, and (ii) a 3.2% increase in comparable restaurant sales and a 21.2% increase in comparable wholesale bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after the first full month following the eighteenth month of its operation. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in 1998. These factors more than offset the $311,000 decrease in revenues in 1998 attributable to the disposition of the four remaining free-standing retail bakeries in February 1997.

COST OF SALES

     Cost of sales as a percentage of revenues was 23.6% for both 1998 and 1997, as the increase in dairy prices in 1998 was offset by improved purchasing capabilities along with the menu price increase in 1998.

OPERATING EXPENSES

     Operating expenses include all restaurant and bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses as a percentage of revenues decreased to 57.2% in 1998 from 58.0% in 1997. This decrease was the result of a decrease in total occupancy costs as a percentage of revenues, partially offset by higher labor costs due to minimum wage increases and the resulting upward pressure on the wage scale for other unit staff positions. Operating expenses in 1997 also reflected expenses related to the remodel of one restaurant in the second quarter of 1997.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses as a percentage of revenues increased slightly to 5.1% in 1998 from 4.9% in 1997, primarily reflecting increased depreciation related to new unit construction costs, partially offset by a declining depreciable asset base for older units.

PREOPENING EXPENSES

     Prior to 1998, preopening expenses for each of its new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, preopening costs in 1998 were expensed as incurred. This change is discussed in more detail in the "Overview" above. Preopening costs in both 1997 and 1998 related to the opening of two new restaurants. Preopening expenses as a percentage of revenues were 0.6% for both 1998 and 1997, as the increase in preopening costs in 1998 was offset by increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses as a percentage of revenues decreased to 7.6% in 1998 from 8.3% in 1997, primarily due to lower management bonuses in 1998.

PROVISION FOR STORE CLOSURES

     As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded a $470,000 pre-tax reversal in 1997 of the provision for store closures originally recorded in 1993.

INTEREST (INCOME) EXPENSE

    Interest income increased to $844,000 in 1998 from $400,000 in 1997, reflecting interest on higher average cash balances as a result of both cash generated from operations and the proceeds of the Company's initial public offering in September 1997. For 1998, interest income included interest on the proceeds from the initial public offering for a full year, while interest income for 1997 included interest on the proceeds from the initial public offering for only part of the year.

INCOME TAX PROVISION

     The Company's effective tax rate increased slightly for fiscal 1998 to 39.2% from 39.0% for fiscal 1997, reflecting the planned use of various deductible tax assets and other tax credits.

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

COST OF SALES

     Cost of sales as a percentage of revenues decreased to 23.6% in 1997 from 24.3% in 1996, primarily as a result of a menu price increase in December 1996 as well as improved purchasing capabilities and stable food and beverage prices during the 1997 period.

OPERATING EXPENSES

     Operating expenses include all restaurant and bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses as a percentage of revenues increased slightly to 58.0% in 1997 from 57.9% in 1996. The slight increase is attributuble to two increases in minimum wage affecting 1997 results offset by declines in several other areas.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses as a percentage of revenues decreased to 4.9% in 1997 from 5.6% in 1996, primarily reflecting increased revenues and a declining depreciable asset base for older units which offset increases related to new unit construction costs.

PREOPENING EXPENSES

     Prior to 1998, preopening expenses for each new unit were capitalized and amortized over the 12-month period following the opening of the unit. Preopening expenses as a percentage of revenues decreased slightly to 0.6% in 1997 from 0.7% in 1996, primarily reflecting increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses as a percentage of revenues increased to 8.3% in 1997 from 7.8% in 1996. This increase was largely due to expansion of the management infrastructure, the accrual of higher performance-based management bonuses as a result of an improvement in pre-tax income in 1997 and, to a lesser extent, higher market research costs.

PROVISION FOR STORE CLOSURES

     As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded a $470,000 pre-tax reversal in 1997 of the provision for store closures originally recorded in 1993.

INTEREST (INCOME) EXPENSE

     Interest income increased to $400,000 in 1997 from $167,000 in 1996 as a result of the Company's investments in cash generated from operations and from higher average funds available for investment as the result of the proceeds of the Company's initial public offering in September 1997.

INCOME TAX PROVISION

     The Company's effective tax rate increased slightly for fiscal 1997 to 39.0% from 38.2% for fiscal 1996, reflecting the planned use of various deductible tax assets and other tax credits, including a lower amount of the remaining federal net operating loss carryforward credits.

LIQUIDITY AND CAPITAL RESOURCES

     At December 27, 1998, the Company had $12.3 million in cash and cash equivalents, including approximately $6.8 million in net proceeds from the Company's initial public offering.

    For the periods presented, the Company has funded its capital expansion primarily with cash flow generated from new and existing restaurant operations. The cash flow from operations increased to $8.9 million for fiscal 1998 from $8.2 million in fiscal 1997. At December 27, 1998, the Company's working capital totaled $6.7 million compared to $11.1 million at December 28, 1997.

     Net cash used in financing activities was $742,000 for 1998 as compared to cash provided of $11.5 million in 1997. In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through December 27, 1998, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million. In addition, the Company received $959,000 in cash from the issuance of common stock under the Company's employee stock purchase plan and $333,000 from the issuance of common stock upon exercise of stock options. The cash provided in 1997 related primarily to the receipt of $11.3 million in net proceeds from the initial public offering. A term loan held by a commercial bank was repaid in full in March 1997.

     The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At December 27, 1998, there were no amounts outstanding under the credit line.

     Capital expenditures, net of construction allowances received, were $11.3 million for 1998 as compared to $7.6 million for 1997. In 1998, the Company opened two new restaurants, located in Seattle and Walnut Creek, enhanced an existing restaurant and began construction on two of the restaurants to open in 1999. The Company intends to open a total of four restaurants in 1999. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants. Total capital expenditures in 1999, net of construction allowances, are expected to be approximately $12.0 million. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.0 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash provided by operations, cash and cash equivalents on hand, and landlord construction contributions (when available).

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company's Year 2000 preparations began in fiscal 1997. The preparations include identification and assessment of all software, hardware, equipment and non-information technology (IT) systems that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been completed.

     Based upon its identification and assessment efforts to date, the Company has identified one main software system, its bakery group software system, that will require replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. The Company expects to replace the current bakery group software with a system that is Year 2000 compliant. To date, the Company has identified and assessed the replacement software and plans to have the new software tested and in operation by mid-1999. The Company currently estimates that the costs of that software will be approximately $75,000. Furthermore, based on its assessment to date, the Company believes that future costs associated with its Year 2000 compliance effort will not be material. However, because both IT and non-IT systems may contain embedded technology, this may complicate the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company intends to fund Year 2000 compliance costs through cash provided by operations.

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

     As part of its Year 2000 readiness efforts, the Company intends to develop contingency plans to identify activities which will need to be performed in the event of system failures. The contingency plans are expected to be completed by July 31, 1999. Based on its assessment to date, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

FACTORS AFFECTING OPERATING RESULTS AND QUARTERLY RESULTS

     This Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants, the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999, and the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the risks and uncertainties discussed herein, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

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

INFLATION

     The primary inflationary factors affecting the Company's operations are food and labor costs. During 1998, there was significant volatility in the cost of certain bakery-related commodities, principally butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased under federal legislation to $5.15 an hour in September 1997 and increased in California to $5.75 an hour in March 1998. In January 1999, the minimum wage increased to $6.50 an hour in Oregon and to $5.70 an hour in Washington. Additional increases to the minimum wage have been proposed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 (SOP 98-5) entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in 1998 were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities. All other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        IL FORNAIO (AMERICA) CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
Independent Auditors' Report........................................................................   25

Balance Sheets as of December 28, 1997 and December 27, 1998........................................   26

Statements of Income for the years ended December 29, 1996, December 28, 1997,
and December 27, 1998...............................................................................   27

Statements of Changes in Stockholders' Equity for the years ended December 29, 1996,
December 28, 1997, and December 27, 1998............................................................   28

Statements of Cash Flows for the years ended December 29, 1996, December 28, 1997,
and December 27, 1998...............................................................................   29

Notes to Financial Statements.......................................................................   30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Il Fornaio (America) Corporation:

     We have audited the accompanying balance sheets of Il Fornaio (America) Corporation (the "Company") as of December 27, 1998 and December 28, 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Il Fornaio (America) Corporation at December 27, 1998 and December 28, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.

     /s/ DELOITTE & TOUCHE LLP
-------------------------------------
         DELOITTE & TOUCHE LLP

San Francisco, California
February 5, 1999

                        IL FORNAIO (AMERICA) CORPORATION

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                         DECEMBER 28,     DECEMBER 27,
                                                             1997             1998
                                                         ------------     ------------
                         ASSETS
Current assets:
  Cash and cash equivalents............................     $15,271         $12,296
  Restricted cash......................................         518             378
  Accounts receivable, net.............................       1,291           1,495
  Note receivable......................................         121              19
  Inventories..........................................       1,720           1,871
  Prepaid expenses and other assets....................       1,420             920
  Deferred tax assets, net.............................         125             245
                                                            -------         -------
          Total current assets.........................      20,466          17,224
                                                            -------         -------
Property and equipment, net............................      29,255          38,620
Deferred tax assets, net...............................       1,879           1,023
Other assets...........................................         491             487
                                                            -------         -------
          Total assets.................................     $52,091         $57,354
                                                            =======         =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................     $ 3,085         $ 3,910
  Accrued expenses.....................................       6,287           6,566
                                                            -------         -------
          Total current liabilities....................       9,372          10,476
                                                            -------         -------

Reserve for store closures.............................         374             244
Deferred lease incentives..............................       5,219           7,125
Commitments (Note 10)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued......................          --              --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 5,818,513 shares issued and
     outstanding at December 28, 1997, and 6,020,961
     shares issued and 5,658,561 shares outstanding at
     December 27, 1998.................................           6               6
  Additional paid-in-capital...........................      36,466          37,758
  Retained earnings....................................         654           3,779
                                                            -------         -------
                                                             37,126          41,543
  Treasury stock, 362,400 shares, at cost..............          --          (2,034)
                                                            -------         -------
     Total stockholders' equity........................      37,126          39,509
                                                            -------         -------
          Total liabilities and stockholders' equity...     $52,091         $57,354
                                                            =======         =======


    The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                         YEAR ENDED
                                        -------------------------------------------
                                        DECEMBER 29,    DECEMBER 28,   DECEMBER 27,
                                            1996            1997           1998
                                        ------------    ------------   ------------
Revenues:
  Restaurants...........................   $50,599        $65,525        $75,523
  Wholesale bakeries....................     6,016          6,284          7,615
  Retail bakeries.......................     4,137            311             --
                                           -------        -------        -------
          Total revenues................    60,752         72,120         83,138
                                           -------        -------        -------
Costs and expenses:
  Cost of sales.........................    14,792         16,993         19,594
  Operating expenses....................    35,152         41,800         47,589
  Depreciation and amortization.........     3,434          3,517          4,258
  Preopening expenses...................       426            432            534
  General and administrative expenses...     4,724          6,012          6,299
  Provision for store closures..........        --           (470)            --
                                           -------        -------        -------
          Total costs and expenses......    58,528         68,284         78,274
                                           -------        -------        -------
Income from operations..................     2,224          3,836          4,864
Other (income) expenses:
  Interest income.......................      (167)          (400)          (844)
  Interest expense......................        40              2             33
                                           -------        -------        -------
    Total other (income) expenses, net..      (127)          (398)          (811)
                                           -------        -------        -------
Income before income taxes and change
  in accounting principle...............     2,351          4,234          5,675
Provision for income taxes..............       898          1,651          2,224
                                           -------        -------        -------
Income before change in accounting
  principle.............................     1,453          2,583          3,451
Cumulative effect of change in
  accounting principle (net of taxes)...        --             --            326
                                           -------        -------        -------
Net income..............................   $ 1,453        $ 2,583        $ 3,125
                                           =======        =======        =======
BASIC EARNINGS PER SHARE
Basic earnings per share before change
  in accounting principle...............   $  0.32        $  0.53        $  0.59
Cumulative effect of change in
  accounting principle..................        --             --           0.06
                                           -------        -------        -------
Basic earnings per share................   $  0.32        $  0.53        $  0.53
                                           =======        =======        =======
Basic weighted average shares
  outstanding...........................     4,485          4,908          5,846
                                           =======        =======        =======
DILUTED EARNINGS PER SHARE
Diluted earnings per share before
  change in accounting principle........   $  0.32        $  0.48        $  0.55
Cumulative effect of change in
  accounting principle..................        --             --           0.05
                                           -------        -------        -------
Diluted earnings per share..............   $  0.32        $  0.48        $  0.50
                                           =======        =======        =======
Diluted weighted average shares
  outstanding...........................     4,570          5,433          6,298
                                           =======        =======        =======


  The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                                  RETAINED
                                                                                    ADDITIONAL    EARNINGS
                                                                                     PAID-IN    (ACCUMULATED  TREASURY
                                       PREFERRED STOCK            COMMON STOCK       CAPITAL      DEFICIT)      STOCK       TOTAL
                                    ----------------------   --------------------   ----------   -----------  --------     --------
                                      SHARES       AMOUNT      SHARES      AMOUNT
                                    ---------     --------   ---------     ------
BALANCE, DECEMBER 31, 1995........  2,316,296     $ 16,936   1,532,359    $ 7,729    $            $(3,382)    $            $21,283
Issuance of common stock..........                              30,210        136                                              136
Conversion of preferred to
  common..........................     (8,100)         (51)     10,222         51                                               --
Exercise of common stock options..                              38,975         64                                               64
Net income........................                                                                  1,453                    1,453
                                    ---------     --------   ---------    -------    --------     -------     --------     -------
BALANCE, DECEMBER 29, 1996........  2,308,196       16,885   1,611,766      7,980                  (1,929)                  22,936
Par value adjustment..............                           1,269,775     (7,978)      7,978                                   --
Issuance of common stock, net of
  offering expenses...............                                              1      11,544                               11,545
Warrants converted to common......                              10,362         --          18                                   18
Conversion of preferred to
  common.......................... (2,308,196)     (16,885)  2,912,906          3      16,882                                   --
Exercise of common stock options..                              13,704         --          44                                   44
Net income........................                                                                  2,583                    2,583
                                    ---------     --------   ---------    -------    --------     -------     --------     -------
BALANCE, DECEMBER 28, 1997........          0            0   5,818,513          6      36,466         654                   37,126
Issuance of common stock under
  the 1997 Purchase Plan..........                             119,836         --         959                                  959
Exercise of common stock options..                              82,612         --         333                                  333
Repurchase of treasury stock......                            (362,400)                                         (2,034)     (2,034)
Net income........................                                                                  3,125                    3,125
                                    ---------     --------   ---------    -------    --------     -------     --------     -------
BALANCE, DECEMBER 27, 1998........          0     $      0   5,658,561    $     6    $ 37,758     $ 3,779     $ (2,034)    $39,509
                                    =========     ========   =========    =======    ========     =======     ========     =======


     The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            YEAR ENDED
                                           -----------------------------------------------
                                           DECEMBER 29,     DECEMBER 28,      DECEMBER 27,
                                               1996             1997              1998
                                           ------------     ------------      ------------
Cash flows from operating activities:
  Net income..........................        $ 1,453           $ 2,583          $ 3,125
  Adjustments  to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization.....          3,434             3,517            4,258
    Amortization of preopening
      expenses........................            426               432               --
    Amortization of deferred lease
      incentives......................           (403)             (558)            (447)
    Change in accounting principle....             --                --              326
    Provision for store closures......             --                28             (130)
    Gain on sale of property and
      equipment.......................            (72)             (300)              --
    Retirement of fixed assets........            253               567               --
    Deferred income taxes.............            232               502              736
  Changes in:
    Restricted cash...................            (23)             (180)             140
    Accounts receivable...............           (153)              (20)            (204)
    Note receivable...................             --              (204)              --
    Inventories.......................            178              (369)            (151)
    Prepaid expenses and other assets.           (408)           (1,095)             174
    Other assets......................             19               (46)               4
    Accounts payable..................            185               793              825
    Accrued expenses..................           (174)            2,583              279
                                              -------           -------          -------
       Net cash provided by operating
         activities...................          4,947             8,233            8,935
                                              -------           -------          -------
Cash flows from investing activities:
  Construction allowances received....             --               350            2,353
  Capital expenditures................         (5,847)           (7,942)         (13,623)
  Proceeds from sale of property and
    equipment.........................            626             1,081               --
  Collection of note receivable.......             --               391              102
                                              -------           -------          -------
       Net cash used in investing
         activities...................         (5,221)           (6,120)         (11,168)
                                              -------           -------          -------
Cash flows from financing activities:
  Payments on debt....................           (600)             (150)              --
  Net proceeds from the issuance of
    common stock......................            136            11,545              959
  Exercise of stock options...........             64                44              333
  Warrants converted to common stock..                               18               --
  Repurchase of common stock..........             --                --           (2,034)
                                              -------           -------          -------
       Net cash provided by (used in)
         financing activities.........           (400)           11,457             (742)
                                              -------           -------          -------
Increase (decrease) in cash and
  equivalents.........................           (674)           13,570           (2,975)
Cash and equivalents, beginning of
  year................................          2,375             1,701           15,271
                                              -------           -------          -------
Cash and equivalents, end of year.....        $ 1,701           $15,271          $12,296
                                              =======           =======          =======
Interest paid.........................        $    45           $     3          $    28
                                              =======           =======          =======
Income taxes paid.....................        $   614           $ 1,730          $   685
                                              =======           =======          =======
Noncash investing and financing
  activities:
  Issuance of note receivable for
    retail bakery and restaurant
    assets............................        $   308           $   704          $    --


 The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and nature of operations -- Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. At December 27, 1998, the Company owned and operated 17 Italian white tablecloth restaurants and five wholesale bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; and Seattle, Washington.

     Fiscal year -- The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. The fiscal years ended December 29, 1996, December 28, 1997 and December 27, 1998 each contained 52 weeks of operations.

     Cash and equivalents -- Cash equivalents consist primarily of investments with maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

     Restricted cash represents cash restricted for the Company's voluntary disability insurance plan and contributions to the employee stock purchase plan.

     Fair value of financial instruments -- The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and revolving credit borrowings are reasonable estimates of the fair values of these financial instruments.

     Accounts receivable consist primarily of amounts due from wholesale customers, which are net of allowances for doubtful accounts of $104,000 and $217,000 as of December 28, 1997 and December 27, 1998, respectively.

     Inventories, consisting primarily of wine, liquor, grocery products and operating supplies, are stated at the lower of first-in, first-out method (FIFO) cost or market.

     Property and equipment are stated at cost and include interest on funds borrowed to finance construction. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: leasehold improvements -- lesser of lease term or life of improvements; furniture, fixtures and equipment -- 3 to 10 years. Leasehold improvements reimbursed by the landlord through construction allowances are capitalized as leasehold improvements with the construction allowances recorded as deferred lease incentives. Such leasehold improvements and related deferred lease incentives are amortized on a straight-line basis over the lease term.

     Deferred rent -- Certain leases contain fixed escalations of the minimum annual lease payment during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between rent expense and the amount currently payable under the lease as deferred rent. Deferred rent is included with deferred lease incentives.

     Preopening expenses are expensed as incurred. See further discussion in
Note 2.

     Advertising costs are expensed as incurred.

     Accounting estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

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

     Stock-based compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Revenue recognition -- Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales is recognized when the bakery products are shipped.

     Earnings per share -- Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

     Segments -- In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services and major customers. The Company manages on the basis of one business segment with multiple products.

     Reclassifications -- Certain fiscal 1996 and 1997 amounts have been reclassified to conform with fiscal 1998 presentations.

2.   PREOPENING EXPENSES

     Pre-opening costs consist of location setup, employee training and promotion associated with the opening of new locations. Prior to 1998, preopening costs were capitalized and then amortized over 12 months beginning in the month the location commenced operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998.

     The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in 1998 were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings.

3.   NOTE RECEIVABLE

     On February 14, 1997, the Company sold the net assets of its four remaining free-standing retail bakeries for $815,000 including a promissory note in the principal amount of $204,000. The note bears interest at 8.25% and is payable in 24 equal monthly installments starting March 15, 1997. The note is collateralized by the assets of the retail bakeries. The sale price approximates the carrying value of the assets sold.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                       1997          1998
                                                     --------      --------
     Leasehold improvements.....................     $ 26,009      $ 32,687
     Machinery and equipment....................       13,758        15,186
     Furniture and fixtures.....................        4,700         6,722
     Construction in progress...................          941         3,063
                                                     --------      --------
               Total............................       45,408        57,658
     Less -- accumulated depreciation and
     amortization...............................      (16,153)      (19,038)
                                                     --------      --------
     Property and equipment -- net..............     $ 29,255      $ 38,620
                                                     ========      ========

5.   ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

     Accrued expenses:                          1997     1998
                                              -------  -------
     Accrued payroll and related benefits..   $ 3,443  $ 1,807
     Gift certificates.....................       528      779
     Accrued rent..........................       486      660
     Accrued taxes.........................     1,127    1,997
     Accrued construction costs............        --      678
     Other.................................       703      645
                                              -------  -------
     Total accrued expenses................   $ 6,287  $ 6,566
                                              =======  =======

6.   LINE OF CREDIT

     The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility which expires on March 31, 2000 and bears interest at the bank's reference rate. There were no amounts outstanding under the credit line at December 27, 1998. The credit agreement requires compliance with certain financial covenants.

7.   PROVISION FOR STORE CLOSURES

     As a result of the disposition of the Costa Mesa restaurant in June 1997, the Company recorded a $470,000 pre-tax reversal of the provision for store closures originally recorded in 1993.

8.   STOCKHOLDERS' EQUITY

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

     In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through December 27, 1998, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million.

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

     Employee Stock Purchase Plan

     During fiscal 1997, the Company implemented the 1997 Purchase Plan. The Company's 1997 Purchase Plan provides that eligible employees may contribute up to 15% of their base earnings toward bi-annual purchase of the Company's common stock with a value up to $25,000. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the date of commencement of the offering or the date of purchase. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 300,000. On April 30, 1998, the first purchase date under the plan, an aggregate of 60,199 shares were issued under the plan at $9.35 per share, and on October 30, 1998, an aggregate of 59,267 shares were issued under the plan at $6.70 per share.

     The following table reflects the activity under the Company's stock option plans:

                                     NUMBER OF        WEIGHTED
                                      OPTIONS       AVERAGE PRICE
                                     ---------      -------------
     Balance, December 31, 1995..     708,734            $4.20
     Granted.....................     163,265             5.05
     Exercised...................     (38,975)            1.64
     Cancelled...................      (3,200)            4.81
                                     --------
     Balance, December 29, 1996..     829,824             4.49
     Granted.....................     169,555             6.15
     Exercised...................     (13,704)            3.19
     Cancelled...................      (5,890)            5.12
                                     --------
     Balance, December 28, 1997..     979,785             4.79
     Granted.....................     256,738            13.33
     Exercised...................     (82,612)            4.19
     Cancelled...................     (11,750)            7.80
                                    ---------
     Balance, December 27, 1998..   1,142,161             6.72
                                    =========


     The weighted average fair values per share of options granted during 1997 and 1998 were $2.33 and $7.76, respectively.

     Additional information regarding options outstanding as of December 27, 1998 was as follows:

                                           OPTIONS OUTSTANDING
                             ---------------------------------------------------
                                               WEIGHTED AVG.                                  OPTIONS EXERCISABLE
                                                 REMAINING                             -------------------------------
         RANGE OF               NUMBER          CONTRACTUAL        WEIGHTED AVG.         NUMBER          WEIGHTED AVG.
      EXERCISE PRICES        OUTSTANDING        LIFE (YRS)        EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
      ---------------        -----------       -------------      --------------       -----------      --------------
        $ 2.38- 4.40             62,742              1.8                $ 3.67            56,928            $ 3.61
          4.50- 4.50            505,235              0.7                  4.50           395,524              4.50
          4.95- 6.00            298,046              3.2                  5.47           100,718              5.31
          6.60-14.58            276,138              8.1                 12.81             4,600              7.08
                              ---------                                                  -------
          2.38-14.58          1,142,161              3.2                  6.72           557,770              4.58
                              =========                                                  =======


     At December 29, 1996 and December 28, 1997, options to purchase 310,875 and 451,136 shares of common stock, respectively, were exercisable under the plans.

     At December 27, 1998, the numbers of shares available for future grants under the various plans were as follows:

                                                  SHARES
                                                 AVAILABLE
                                                    FOR
                                                   GRANT
                                                 ---------
              1997 Directors Plan..............    79,000
              1997 Incentive Plan..............   207,332
              1997 Purchase  Plan..............   180,534

     Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 7.30 years for 1997 and 4 years for 1998, stock volatility, .47% and .62% in 1997 and 1998, risk free interest rates, 5.48% in 1997 and 4.57% in 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Under SFAS 123, the 1997 Purchase Plan would be compensatory due to the look-back feature, and $289,000 of compensation would have been recognized in 1998. If the computed fair values of the 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                             1997     1998
                                            ------   ------
            Net income (in thousands):
               As reported..............    $2,583   $3,125
               Pro forma................     2,301    2,190
            Basic earnings per share:
               As reported..............    $ 0.53   $ 0.53
               Pro forma................      0.47     0.37
            Diluted earnings per share:
               As reported..............    $ 0.48   $ 0.50
               Pro forma................      0.42     0.35



     However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and subsequent pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                 1996               1997               1998
                                               ---------          ---------         ---------
      Shares used to compute basic EPS         4,485,006          4,907,875         5,846,215

      Add: effect of dilutive securities          84,642            525,316           451,295
                                               ---------          ---------         ---------
      Shares used to compute diluted EPS       4,569,648          5,433,191         6,297,510
                                               =========          =========         =========

9.   INCOME TAXES

     The Company provides a deferred tax expense or benefit equal to the change in the deferred tax liability during the year. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. Significant components of the Company's net deferred tax balances as of December 28, 1997 and December 27, 1998 were as follows (in thousands):

                                                1997     1998
                                              -------  -------
           Deferred tax assets:
             Compensation related.........    $   289  $    61
             Reserves for store closures..        188      136
             Deferred rent liability......        147      142
             Tax credit carryforwards.....      1,557    1,327
             Other........................         47      146
                                              -------  -------
               Total deferred tax assets..      2,228    1,812
                                              -------  -------
           Deferred tax liabilities:
             Fixed assets.................         --     (544)
             Pre-opening expenses.........       (224)      --
                                              -------  -------
               Total deferred tax
                 liabilities..............       (224)    (544)
                                              -------  -------
           Net deferred tax assets........    $ 2,004  $ 1,268
                                              =======  =======

     The Company provided no valuation allowance against deferred tax assets recorded as of December 28, 1997 and December 27, 1998, as the Company believes it is "more-likely-than-not" that all deferred assets will be fully realized in future periods.

     As of December 27, 1998, the Company has unused investment and general business tax credits of approximately $443,000 and alternative minimum tax credits of approximately $884,000. The investment tax credits will begin to expire in 2003 and the minimum tax credits have an indefinite carryforward period.

     The provision for income taxes consists of the following (in thousands):

                                       1996     1997      1998
                                      -----    -----     ------
        Current provision:
          Federal.................    $ 461    $  826    $1,147
          State...................      205       323       340
                                      -----    ------    ------
             Total current........      666     1,149     1,487
        Deferred taxes, net.......      232       502       737
                                      -----    ------    ------
        Income tax expense .......    $ 898    $1,651    $2,224
                                      =====    ======    ======


     The cumulative effect of the change in accounting principle is presented net of related tax benefits. Therefore, 1998 income tax expense excludes tax benefits of $209,000 related to the cumulative effect of change in accounting principle.

     The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows (in thousands):

                                                   1996     1997      1998
                                                  -----    ------    ------
     Federal income tax at 34% statutory rate.... $ 801    $1,440    $1,930
     State income tax............................   141       243       298
     FICA tip credit and other business credits..   (71)     (159)     (119)
     Other accrual...............................    --        85        82
     Permanent items and other...................    27        42        33
                                                  -----    ------    ------
     Total....................................... $ 898    $1,651    $2,224
                                                  =====    ======    ======

10.  COMMITMENTS

     The Company leases all restaurant, retail bakery, production bakery and office space under operating leases which extend through year 2017. Certain leases require increased rental payments, generally related to changes in the Consumer Price Index and increases in property taxes and certain leases also provide for additional rent based on a percentage of sales. Total rent expense for all operating leases was as follows (in thousands):

                                        1996      1997       1998
                                       ------    ------     ------
           Minimum rentals.........    $2,076    $2,339     $2,914
           Contingent rentals......       772     1,347      1,178
                                       ------    ------     ------
           Total rental expense....    $2,848    $3,686     $4,092
                                       ======    ======     ======


     At December 27 1998, future minimum lease payments under long-term operating leases were as follows (in thousands):

                      YEAR
                ENDING DECEMBER
            ----------------------
            1999..................    $ 3,705
            2000..................      4,057
            2001..................      4,012
            2002..................      3,851
            2003..................      3,655
            Thereafter............     21,197
                                      -------
            Total.................    $40,477
                                      =======

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal years 1997 and 1998 are as follows:

                                             FIRST       SECOND      THIRD      FOURTH
                                            -------     -------     ------     -------
       1997 quarter:
         Total revenues.................    $17,682     $17,895     $17,995    $18,548
         Income from operations.........        852       1,259         937        788
         Net income.....................        527         778         583        695
         Basic net income per share.....    $  0.12     $  0.17     $  0.12    $  0.12
         Diluted net income per share...    $  0.11     $  0.16     $  0.11    $  0.11

       1998 quarter:
         Total revenues.................    $19,696     $20,499     $20,095    $22,848
         Income from operations.........      1,298       1,591       1,041        934
         Income before change in
           accounting principle.........        949       1,093         741        668
         Cumulative effect of change in
           accounting principle (net of
           taxes).......................        326          --          --         --
         Net income.....................        623       1,093         741        668
         Basic net income per share
           before change in accounting
           principle....................   $   0.16    $  0.19      $  0.12    $  0.12
         Cumulative effect of change in
           accounting principle.........       0.06         --           --         --
         Basic net income per share.....   $   0.10    $  0.19      $  0.12    $  0.12
         Diluted net income per share
           before change in accounting
           principle....................   $   0.15    $  0.17      $  0.12    $  0.11
         Cumulative effect of change in
           accounting principle.........       0.05         --           --         --
         Diluted net income per share...   $   0.10    $  0.17      $  0.12    $  0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 6, 1999, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

Identification of Executive Officers

     The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

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

      o  Index to Financial Statements

      o  Independent Auditors' Report

      o  Balance Sheets at December 28, 1997 and December 27, 1998

      o Statements of Income for the years ended December 29, 1996, December 28, 1997 and December 27, 1998

      o Statements of Stockholders' Equity for the years ended December 29, 1996, December 28, 1997 and December 27, 1998

      o Statements of Cash Flows for the years ended December 29, 1996, December 28, 1997 and December 27, 1998

      o  Notes to Financial Statements

     2. All schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

     3.   Exhibits

Exhibit
Number    Description
-------   -----------
3.1       Amended and Restated Certificate of Incorporation. (1)
3.2       By-laws, as amended.
3.3       Reference is made to Exhibits 3.1 and 3.2.
4.2       Speciman stock certificate. (4)
10.1*     Form of Indemnity Agreement between the Company and each executive officer and director. (3)
10.2*     Summary of Bonus Plan for 1998.
10.3*     1997 Equity Incentive Plan and forms of related agreements.
10.4*     1997 Employee Stock Purchase Plan and form of offering related thereto. (4)
10.5*     1997 Non-Employee Stock Purchase Plan and form of offering related thereto. (5)
10.6      Form of Series F Preferred Stock Purchase Agreement with Schedule of additional Preferred Stock Purchase Agreements attached. (3)
10.7      Form of Warrant to purchase shares of Series F Preferred Stock of the
          Registrant. (3)
10.8      Revised License Agreement, dated December 11, 1986 and Stock Purchase
          Agreement dated March 6, 1987, between the Company and Vegetti
          S.r.1.(3)
10.9      Assignment of Trademark Registrations Nunc Pro Tunc executed by
          Vegetti S.r.1.(3)
10.10+    Lease Agreement, dated December 22, 1988, and Amendment, dated October
          4, 1989, between the Company and Cowper Square Partners, for the Palo
          Alto restaurant. (3)
10.11+    Lease Agreement, dated November 21, 1991, between the Company and
          Hotel Sainte Claire Partners, L.P., for Hotel Sainte Claire, San Jose.
          (3)
10.12+    Lease Agreement dated April 15, 1996, between the Company and New
          York-New York Hotel, LLC, for the Las Vegas Restaurant. (3)
10.13     Food Service Operations Agreement dated November 21, 1991, between the
          Company and Mobedshahi Hotel Group, Inc. (3)
10.14     Loan Agreement dated October 30, 1996, between the Company, Bank of
          America National Trust and Savings Association. (3)
10.15*    Employment Agreement dated April 1995, between the Company and Michael
          J. Hislop. (3)
10.16*    1991 Incentive Stock Option Plan and form of related agreement. (1)
10.17*    1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)
10.18*    1988 Stock Option Plan and form of related agreement. (1)
10.19     Underwriting Agreement dated September 18, 1997 between the Company and the Representatives of the Underwriters. (2)
10.20     Revolving Line of Credit Note and Loan Agreement between the Company and Wells Fargo Bank, N.A., dated March 31, 1998. (6)
23.1      Consent of Deloitte & Touche LLP.
24.1      Power of Attorney, Reference is made to the signature page.
27.1      Financial Data Schedule.
99.1      Press Release dated March 16, 1999.

----------

(1)       Filed as an exhibit to the Registrant's Form S-8 (File No.
          333-46421), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 28, 1997 (0-29410), and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-23605), on March 19, 1997, and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement (File No. 333-23605), on July 1, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to Amendment No. 2 to the Form S-1 Registration Statement (File No. 333-23605), on August 22, 1997, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 29, 1998 (0-29410), and incorporated herein by reference.
 * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
 + Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.

(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed for the quarter ended December 27, 1998.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: March 25, 1999                Il Fornaio (America) Corporation

                                        By: /s/ LAURENCE B. MINDEL
                                            ------------------------------------
                                            Laurence B. Mindel
                                            Chairman of the Board


                                        By: /s/ MICHAEL J. HISLOP
                                            ------------------------------------
                                                 Michael J. Hislop
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)

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

           SIGNATURE                           TITLE                             DATE
           ---------                           -----                             ----
    /s/ LAURENCE B. MINDEL          Chairman of the Board                   March 25, 1999
--------------------------------
        Laurence B. Mindel



     /s/ MICHAEL J. HISLOP          President and Chief Executive Officer   March 25, 1999
--------------------------------    (Principal Executive Officer)
       Michael J. Hislop



      /s/ PAUL J. KELLEY            Vice President, Finance and             March 25, 1999
--------------------------------    Chief Financial Officer
        Paul J. Kelley              (Principal Financial and Accounting
                                    Officer)

    /s/ DEAN A. CORTOPASSI          Director                                March 25, 1999
--------------------------------
      Dean A. Cortopassi



     /s/ W. SCOTT HEDRICK           Director                                March 25, 1999
--------------------------------
       W. Scott Hedrick



     /s/ F. WARREN HELLMAN          Director                                March 25, 1999
--------------------------------
       F. Warren Hellman



     /s/ W. HOWARD LESTER           Director                                March 25, 1999
--------------------------------
       W. Howard Lester



     /s/ LAWRENCE F. LEVY           Director                                March 25, 1999
--------------------------------
       Lawrence F. Levy