Form 10-Q
period 1999-03-28
IL FORNAIO AMERICA CORP
filed 1999-05-04
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 28, 1999

                                       or

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

As of May 4, 1999, there were 5,730,744 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Part  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

         Balance Sheets - March 28, 1999 and December 27, 1998.....................................      3

         Statements of Income-Three months ended March 28, 1999 and March 29, 1998.................      4

         Statements of Cash Flows-Three months ended March 28, 1999 and March 29, 1998.............      5

         Notes to Financial Statements.............................................................      6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..      7

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................     11

Part II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds..............................................     11

    Item 6. Exhibits and Reports on Form 8-K.......................................................     12

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                MARCH 28,   DECEMBER 27,
                                                                  1999          1998
                                                                ---------     --------
                              ASSETS
Current assets:
  Cash and cash equivalents .................................    $ 10,957     $ 12,296
  Restricted cash ...........................................         540          378
  Accounts receivable, net ..................................       1,196        1,495
  Note receivable ...........................................          --           19
  Inventories ...............................................       2,037        1,871
  Prepaid expenses and other assets .........................         632          920
  Deferred tax assets, net ..................................         245          245
                                                                 --------     --------
          Total current assets ..............................      15,607       17,224

Property and equipment, net .................................      39,702       38,620
Deferred tax assets, net ....................................       1,023        1,023
Other assets ................................................         480          487
                                                                 --------     --------
          Total assets ......................................    $ 56,812     $ 57,354
                                                                 ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................    $  3,198     $  3,910
  Accrued expenses ..........................................       5,935        6,566
                                                                 --------     --------
          Total current liabilities .........................       9,133       10,476

Reserve for store closures ..................................         224          244
Deferred lease incentives ...................................       7,003        7,125
                                                                 --------     --------
          Total liabilities .................................      16,360       17,845
                                                                 --------     --------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued .............................          --           --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 6,021,221 shares issued and 5,658,821 shares
   outstanding at March 28, 1999, and 6,020,961 shares issued
   and 5,658,561 shares outstanding at December 27, 1998 ....           6            6
  Additional paid-in-capital ................................      37,759       37,758
  Retained earnings .........................................       4,721        3,779
                                                                 --------     --------
                                                                   42,486       41,543
  Treasury stock, 362,400 shares, at cost ...................      (2,034)      (2,034)
                                                                 --------     --------
     Total stockholders' equity .............................      40,452       39,509
                                                                 --------     --------
          Total liabilities and stockholders' equity ........    $ 56,812     $ 57,354
                                                                 ========     ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               THREE MONTHS   THREE MONTHS
                                                  ENDED           ENDED
                                                 MARCH 28,      MARCH 29,
                                                   1999            1998
                                               -------------  -------------
Revenues:
  Restaurants ..............................      $ 21,547       $ 17,950
  Bakeries .................................         1,986          1,746
                                                  --------       --------
        Total revenues .....................        23,533         19,696
                                                  --------       --------
Costs and expenses:
  Cost of sales ............................         5,538          4,600
  Operating expenses .......................        13,621         11,292
  Depreciation and amortization ............         1,216          1,002
  Preopening expenses ......................             7           --
  General and administrative expenses ......         1,771          1,504
                                                  --------       --------
        Total costs and expenses ...........        22,153         18,398
                                                  --------       --------
Income from operations .....................         1,380          1,298
Other (income) expenses:
  Interest income ..........................          (151)          (271)
  Interest expense .........................            --             14
                                                  --------       --------
        Total other (income) expenses, net .          (151)          (257)
                                                  --------       --------
Income before income taxes and change in
  accounting principle .....................         1,531          1,555
Provision for income taxes .................           589            606
                                                  --------       --------
Income before change in accounting principle           942            949
Cumulative effect of change in accounting
  principle (net of taxes) .................            --            326
                                                  --------       --------
Net income .................................      $    942       $    623
                                                  ========       ========
BASIC EARNINGS PER SHARE
Basic earnings per share before change in
  accounting principle .....................      $   0.17       $   0.16
Cumulative effect of change in accounting
  principle ................................            --           0.06
                                                  --------       --------
Basic earnings per share ...................      $   0.17       $   0.10
                                                  ========       ========
Basic weighted average shares outstanding ..         5,659          5,831
                                                  ========       ========
DILUTED EARNINGS PER SHARE
Diluted earnings per share before change in
  accounting principle .....................      $   0.16           0.15
Cumulative effect of change in accounting
  principle ................................            --           0.05
                                                  --------       --------
Diluted earnings per share .................      $   0.16       $   0.10
                                                  ========       ========
Diluted weighted average shares outstanding          6,021          6,472
                                                  ========       ========

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       THREE MONTHS     THREE MONTHS
                                                           ENDED            ENDED
                                                         MARCH 28,        MARCH 29,
                                                           1999             1998
                                                       ------------     ------------
Cash flows from operating activities:
   Net income                                            $    942       $    623
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                        1,216          1,002
       Amortization of deferred lease incentives             (122)           (90)
       Change in accounting principle                          --            326
       Provision for store closures                           (20)           (29)
       Retirement of fixed assets                              13              1
       Deferred income taxes                                   --             40
   Changes in:
       Restricted cash                                       (162)          (278)
       Accounts receivable                                    299            132
       Inventories                                           (166)            10
       Prepaid expenses                                       288            107
       Other assets                                             7             30
       Accounts payable                                      (712)           292
       Accrued expenses                                      (631)        (1,111)
                                                         --------       --------
          Net cash provided by operating activities           952          1,055
                                                         --------       --------
Cash flows from investing activities:
   Capital expenditures                                    (2,311)        (1,818)
   Collection of note receivable                               19             27
                                                         --------       --------
          Net cash used in investing activities            (2,292)        (1,791)
                                                         --------       --------
Cash flows from financing activities:
   Exercise of stock options                                    1            128
                                                         --------       --------
          Net cash provided by financing activities             1            128
                                                         --------       --------
Decrease in cash and cash equivalents                      (1,339)          (608)
Cash and cash equivalents, beginning of period             12,296         15,271
                                                         --------       --------
Cash and cash equivalents, end of period                 $ 10,957       $ 14,663
                                                         ========       ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Organization and Basis of Presentation

   Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of March 28, 1999, the Company owned and operated 17 Italian white tablecloth restaurants and five bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; and Seattle, Washington.

   The accompanying condensed unaudited financial statements of the Company for the three months ended March 28, 1999 and March 29, 1998, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 27, 1998, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 27, 1998 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 26, 1999.

2. Earnings Per Share

   Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

   The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                  THREE MONTHS ENDING
                                                ------------------------
                                                MARCH 28,      MARCH 29,
                                                  1999           1998
                                                ---------      ---------
        Shares used to compute basic EPS        5,658,675      5,830,579


        Add: effect of dilutive securities        362,093        641,202
                                                ---------      ---------
        Shares used to compute diluted EPS      6,020,768      6,471,781
                                                =========      =========


3. Recent Accounting Pronouncement

   Pre-opening costs consist of location setup, employee training and promotion associated with the opening of new locations. Prior to 1998, preopening costs were capitalized and then amortized over 12 months beginning in the month the location commenced operations. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in the first quarter of 1998 and 1999 reflect costs that were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings.

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

4. Reclassifications-Certain fiscal 1998 amounts have been reclassified to conform with fiscal 1999 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward looking statements may be deemed to include the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants, the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999, and the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 27, 1998.

OVERVIEW

   The Company's revenues consist of restaurant sales and bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after its first full month following the eighteenth month of its operation. Comparable restaurant revenues may fluctuate significantly as a result of a variety of factors. See "Factors Affecting Operating Results" below.

   Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase with sales volume. Occupancy costs include both a fixed and percentage portion of rent.

   Preopening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Prior to 1998, the Company capitalized preopening expenses for each of its new units and amortized the costs over the 12-month period following the opening of the unit. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 (SOP) entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets, and is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in the first quarter of 1998 and 1999 reflect costs that were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

   The following table sets forth unaudited operating results for the three-month periods ended March 28, 1999 and March 29, 1998, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                        THREE MONTHS ENDED
                                                      MARCH 28,     MARCH 29,
                                                        1999          1998
                                                      ---------     ---------
       INCOME STATEMENT DATA:

       Revenues:
         Restaurants                                     91.6%       91.1%
         Bakeries                                         8.4%        8.9%
                                                        -----       -----
            Total revenues                              100.0%      100.0%
                                                        -----       -----

       Costs and expenses:
         Costs of sales                                  23.5%       23.4%
         Operating expenses                              57.9%       57.3%
         Depreciation and amortization(1)                 5.2%        5.1%
         Preopening expenses(1)                           0.0%        0.0%
         General and administrative expenses              7.5%        7.6%
                                                        -----       -----
           Total costs and expenses                      94.1%       93.4%
                                                        -----       -----
       Income from operations                             5.9%        6.6%
       Interest (income) expense, net                    -0.6%       -1.3%
       Income before income taxes and change            -----       -----
         in accounting principle                          6.5%        7.9%
       Provision for income taxes                         2.5%        3.1%
                                                        -----       -----
       Income before change in accounting
         principle                                        4.0%        4.8%
       Cumulative effect of change in accounting
         principle (net of tax)(1)                        0.0%        1.6%
                                                        -----       -----
       Net income                                         4.0%        3.2%
                                                        =====       =====

(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 3 to Condensed Financial Statements.

   Revenues increased by 19.5% to $23.5 million for the first quarter of 1999 from $19.7 million for the first quarter of 1998. The increases primarily reflected a 5.1% increase in comparable restaurant sales and a 13.7% increase in comparable bakery sales for the first quarter of 1999. In addition, four noncomparable restaurants, two opened at the end of 1997 and two at the end of 1998, contributed $2.8 million to the increase.

   Cost of sales increased slightly as a percentage of revenues to 23.5% for the first quarter of 1999 compared to 23.4% for the first quarter of 1998, reflecting primarily an increase in dairy prices, and to a lesser extent a slight shift in sales mix.

   Operating expenses as a percentage of revenues increased to 57.9% for the first quarter of 1999 compared to 57.3% for the first quarter of 1998. This increase is primarily attributable to increases in minimum wage in certain restaurants (Portland and Seattle) and the corresponding indirect pressure on other wages. Depreciation and amortization increased slightly as a percentage of revenues to 5.2% for the first quarter of 1999 compared to 5.1% for the comparable period in 1998, primarily reflecting increased depreciation related to new unit construction costs.

   Prior to 1998, preopening expenses for each of its new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, preopening costs in 1998 and 1999 were expensed as incurred. This change is discussed in more detail in the "Overview" above. The $7,000 in preopening costs expensed in the first quarter of 1999 were related to the Company's eighteenth restaurant, which is expected to open in the second quarter of 1999. There were no preopening costs incurred in the first quarter of 1998.

   General and administrative expenses decreased slightly as a percentage of revenues to 7.5% for the first quarter of 1999 compared to 7.6% for the first quarter of 1998, primarily reflecting stable administrative staffing expense levels.

   Interest income decreased to $151,000 in the first quarter of 1999 from $271,000 in the corresponding period in 1998, reflecting interest on lower average cash balances as a result of the use of cash in 1998 and the first quarter of 1999 to fund the construction of new restaurants. The construction of new restaurants was funded primarily from the proceeds of the Company's initial public offering in September 1997.

   The provisions for income taxes for the three months ended March 28, 1999 and March 29, 1998 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 38.5% for the first quarter of 1999 and 39.0% for the first quarter of 1998. This decrease in effective income tax rate is due to the planned use of various deductible tax assets and other tax credits and the tax effect of opening the restaurant in Seattle, Washington at the end of 1998.

   The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge in the first quarter of 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of preopening costs as of December 28, 1997. Net income before the change in accounting principle was $942,000 for the first quarter of 1999 compared to $949,000 for the first quarter of 1998. Net income per share (diluted) before the change in accounting principle for the first quarter of 1999 was $0.16 per share versus $0.15 per share recorded for the first quarter of 1998. The adoption of SOP 98-5 negatively impacted net income per share (diluted) in the first quarter of 1998 by $0.05 per share.

   After the effect of the change in accounting principle, net income for the first quarter of 1999 increased by $319,000 to $942,000 from $623,000 for the first quarter of 1998, and net income per share (diluted) for the first quarter of 1999 was $0.16 per share versus $0.10 per share recorded for the first quarter of 1998.

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

   The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, fluctuations in inventory and general and administrative expenses, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 27, 1998 under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

   At March 28, 1999, the Company had $11.0 million in cash and cash equivalents, including approximately $4.5 million remaining in net proceeds from the Company's initial public offering.

   The cash flow from operations decreased slightly to $1.0 million for the first three months of 1999 from $1.1 million during the same period in 1998, primarily due to the net effect of an increase in net income offset by timing differences in the collection and disbursement of working capital components.

   Net cash provided by financing activities was $1,000 for the first three months of 1999 as compared with $128,000 for the same period in 1998. The difference related to cash realized from the issuance of common stock upon exercise of stock options.

   The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At March 28, 1999, there were no amounts outstanding under the credit line.

   Capital expenditures were $2.3 million for the first three months of 1999 as compared to $1.8 million for the first three months of 1998. The Company is currently in the process of constructing four additional restaurants that it intends to open in 1999. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants. To date, proceeds from the Company's initial public offering have been used to fund these investments. Total capital expenditures, net of received construction allowances, are expected to be approximately $12.0 million in 1999. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.0 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

   In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through March 28, 1999, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million.

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

INFLATION

   The primary inflationary factors affecting the Company's operations are food and labor costs. During 1998, there was significant volatility in the cost of certain bakery-related commodities, principally butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased in California to $5.75 an hour in March 1998. In January 1999, the minimum wage increased to $6.50 an hour in Oregon and to $5.70 an hour in Washington. Beginning January 1, 2000, the minimum wage will increase to $6.50 an hour in Washington. Additional increases to the minimum wage have been proposed.

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

   Based upon its identification and assessment efforts to date, the Company has identified one main software system, its bakery software system, which will require replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. The Company expects to replace the current bakery software with a system that is Year 2000-compliant. To date, the Company has identified and assessed the replacement software and plans to have the new software tested and in operation in the second half of 1999. The Company has spent $30,000 to date on the replacement software, and estimates that the remaining cost of that software will be approximately $35,000. Furthermore, based on its assessment to date, the Company believes that future costs associated with its Year 2000 compliance effort will not be material. However, because both IT and non-IT systems may contain embedded technology, this may complicate the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company intends to fund Year 2000 compliance costs through cash provided by operations.

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

   As part of the Year 2000 readiness efforts, the Company intends to develop contingency plans to identify activities that will need to be performed in the event of system failures. The contingency plans are expected to be completed by July 31, 1999. Based on its assessment to date, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's cash and cash equivalents are subject to interest rate risk. The Company invests primarily on a short-term basis. The financial instrument holdings at quarter-end were analyzed to determine their sensitivity to interest rate changes. The fair values of these instruments were determined by net present values. In our sensitivity analysis, the same change in interest rate was used for all maturities. All other factors were held constant. If interest rates increased by 10%, the expected effect on net income related to the Company's financial instruments would be immaterial.

Part II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From December 28, 1998 to March 28, 1999, the Registrant has sold and issued the following unregistered securities:

     1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 67,791 shares of the Company's Common Stock, at an exercise price of $7.00 per share. During the period, the Company granted non-qualified stock options to a director under the Non-Employee Directors' Stock Option Plan of 4,500 shares of the Company's Common Stock, at an exercise price of $7.00 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to March 28, 1999, the Company has used approximately $6.8 million to fund the construction of new restaurants (architect fees, permits and building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in primarily short-term investments with maturities of three months or less.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1   Financial Data Schedule - 3 Month Period Ended 3/28/1999

     27.2   Financial Data Schedule - 3 Month Period Ended 3/29/1998

(b)  Reports on Form 8-K. None.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Il Fornaio (America) Corporation

   Date: May 4, 1999                   By: /s/             MICHAEL J. HISLOP
                                           --------------------------------------------------
                                                           Michael J. Hislop
                                                 President and Chief Executive Officer
                                                     (Principal Executive Officer)

   Date: May 4, 1999                   By: /s/              PAUL J. KELLEY
                                           --------------------------------------------------
                                                            Paul J. Kelley
                                                 Vice President, Finance and Secretary
                                             (Principal Financial and Accounting Officer)