Form 10-Q
period 1999-06-27
IL FORNAIO AMERICA CORP
filed 1999-08-11
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended June 27, 1999 or

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

As of August 5, 1999, there were 5,735,424 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Part  I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets - June 27, 1999 and December 27, 1998.................................       3

              Statements of Income - Three months and Six months ended  June 27, 1999 and
              June 28, 1998........................................................................       4

              Statements of Cash Flows - Six months ended June 27, 1999 and  June 28, 1998.........       5

              Notes to Financial Statements........................................................       6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................       7

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................      11

Part II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds............................................      11

    Item 4.   Submission of Matters to a Vote of Security Holders..................................      12

    Item 6.   Exhibits and Reports on Form 8-K.....................................................      12

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                          JUNE 27,        DECEMBER 27,
                                                                           1999               1998
                                                                       -------------      -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................       $       8,485      $      12,296
  Restricted cash ..............................................                 349                378
  Accounts receivable, net .....................................               1,307              1,495
  Note receivable ..............................................                  --                 19
  Inventories ..................................................               2,291              1,871
  Prepaid expenses and other assets ............................                 690                920
  Deferred tax assets, net .....................................                 245                245
                                                                       -------------      -------------
          Total current assets .................................              13,367             17,224

Property and equipment, net ....................................              43,505             38,620
Deferred tax assets, net .......................................               1,023              1,023
Other assets ...................................................                 517                487
                                                                       -------------      -------------
          Total assets .........................................       $      58,412      $      57,354
                                                                       =============      =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................       $       4,376      $       3,910
  Accrued expenses .............................................               4,896              6,566
                                                                       -------------      -------------
          Total current liabilities ............................               9,272             10,476

Reserve for store closures .....................................                 204                244
Deferred lease incentives ......................................               7,055              7,125
                                                                       -------------      -------------
          Total liabilities ....................................              16,531             17,845
                                                                       -------------      -------------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued ..............................                  --                 --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 6,094,894 shares issued and 5,732,494 shares
     outstanding at June 27, 1999 and 6,020,961 shares issued
     and 5,658,561 shares outstanding at December 27, 1998 .....                   6                  6
  Additional paid-in-capital ...................................              38,208             37,758
  Retained earnings ............................................               5,701              3,779
                                                                       -------------      -------------
                                                                              43,915             41,543
  Treasury stock, 362,400 shares, at cost ......................              (2,034)            (2,034)
                                                                       -------------      -------------
     Total stockholders' equity ................................              41,881             39,509
                                                                       -------------      -------------
          Total liabilities and stockholders' equity ...........       $      58,412      $      57,354
                                                                       =============      =============


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -----------------------------        -----------------------------
                                                        JUNE 27,           JUNE 28,          JUNE 27,           JUNE 28,
                                                          1999               1998              1999               1998
                                                       ----------         ----------        ----------         ----------
Revenues:
  Restaurants ...............................          $   21,647         $   18,606        $   43,194         $   36,556
  Bakeries ..................................               2,058              1,893             4,044              3,639
                                                       ----------         ----------        ----------         ----------
        Total revenues ......................              23,705             20,499            47,238             40,195
                                                       ----------         ----------        ----------         ----------
Costs and expenses:
  Cost of sales .............................               5,549              4,812            11,087              9,412
  Operating expenses ........................              13,416             11,492            27,037             22,784
  Depreciation and amortization .............               1,239              1,035             2,455              2,037
  Pre-opening expenses ......................                 301                  5               308                  5
  General and administrative expenses .......               1,731              1,564             3,502              3,068
                                                       ----------         ----------        ----------         ----------
        Total costs and expenses ............              22,236             18,908            44,389             37,306
                                                       ----------         ----------        ----------         ----------
Income from operations ......................               1,469              1,591             2,849              2,889
Other income (expenses):
  Interest income ...........................                 126                215               277                486
  Interest expense ..........................                  (2)                 -                (2)               (14)
                                                       ----------         ----------        ----------         ----------
        Total other income (expenses), net ..                 124                215               275                472
                                                       ----------         ----------        ----------         ----------
Income before income taxes and change in
  accounting principle ......................               1,593              1,806             3,124              3,361
Provision for income taxes ..................                 613                713             1,202              1,319
                                                       ----------         ----------        ----------         ----------
Income before change in accounting principle                  980              1,093             1,922              2,042
Cumulative effect of change in accounting
  principle (net of taxes) ..................                  --                 --                --                326
                                                       ----------         ----------        ----------         ----------
Net income ..................................          $      980         $    1,093        $    1,922         $    1,716
                                                       ==========         ==========        ==========         ==========
BASIC EARNINGS PER SHARE
Basic earnings per share before change in
  accounting principle ......................          $     0.17         $     0.19        $     0.34         $     0.35
Cumulative effect of change in accounting
  principle .................................                  --                 --                --                .06
                                                       ----------         ----------        ----------         ----------
Basic earnings per share ....................          $     0.17         $     0.19        $     0.34         $     0.29
                                                       ==========         ==========        ==========         ==========
Basic weighted average shares outstanding ...               5,705              5,904             5,682              5,868
                                                       ==========         ==========        ==========         ==========
DILUTED EARNINGS PER SHARE
Diluted earnings per share before change in
  accounting principle ......................          $     0.16         $     0.17        $     0.32         $     0.32
Cumulative effect of change in accounting
  principle .................................                  --                 --                --                .05
                                                       ----------         ----------        ----------         ----------
Diluted earnings per share ..................          $     0.16         $     0.17        $     0.32         $     0.27
                                                       ==========         ==========        ==========         ==========
Diluted weighted average shares outstanding .               6,138              6,407             6,077              6,392
                                                       ==========         ==========        ==========         ==========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              SIX MONTHS         SIX MONTHS
                                                                ENDED               ENDED
                                                               JUNE 27,           JUNE 28,
                                                                 1999               1998
                                                             ------------       ------------

Cash flows from operating activities:
   Net income .......................................        $      1,922       $      1,716
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization ................               2,455              2,037
       Amortization of deferred lease incentives ....                (245)              (190)
       Change in accounting principle................                                    326
       Provision for store closures .................                 (40)               (64)
       Retirement of fixed assets ...................                   6                 --
       Deferred income taxes ........................                  --                 40
   Changes in:
       Restricted cash ..............................                  29                 12
       Accounts receivable ..........................                 188               (359)
       Inventories ..................................                (420)              (128)
       Prepaid expenses .............................                 230                144
       Other assets .................................                 (30)                (7)
       Accounts payable .............................                 466                848
       Accrued expenses .............................              (1,670)            (1,609)
                                                             ------------       ------------
          Net cash provided by operating activities .               2,891              2,766
                                                             ------------       ------------
Cash flows from investing activities:
   Capital expenditures .............................              (7,346)            (4,050)
   Construction allowance received ..................                 175                182
   Collection of note receivable ....................                  19                 53
                                                             ------------       ------------
          Net cash used in investing activities .....              (7,152)            (3,815)
                                                             ------------       ------------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net ..                 356                562
   Exercise of stock options ........................                  94                222
                                                             ------------       ------------
          Net cash provided by financing activities .                 450                784
                                                             ------------       ------------
Decrease in cash and cash equivalents ...............              (3,811)              (265)
Cash and cash equivalents, beginning of period ......              12,296             15,271
                                                             ============       ============
Cash and cash equivalents, end of period ............        $      8,485       $     15,006
                                                             ============       ============


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Organization and Basis of Presentation

   Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of June 27, 1999, the Company owned and operated 17 Italian white tablecloth restaurants and five bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; and Seattle Washington.

   The accompanying condensed unaudited financial statements of the Company for the three months ended June 27, 1999 and June 28, 1998, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 27, 1998, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 27, 1998 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 26, 1999.

2. Earnings Per Share

   Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

   The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                            -----------------------------         -----------------------------
                                             JUNE 27,           JUNE 28,           JUNE 27,           JUNE 28,
                                               1999               1998               1999               1998
                                            ----------         ----------         ----------         ----------
Shares used to compute basic EPS             5,704,756          5,904,430          5,681,715          5,867,504

Add: effect of dilutive securities             433,322            502,813            395,348            524,804
                                            ----------         ----------         ----------         ----------

Shares used to compute diluted EPS           6,138,078          6,407,243          6,077,063          6,392,308
                                            ==========         ==========         ==========         ==========


3. Recent Accounting Pronouncement

   Pre-opening costs consist of location set-up, employee training and promotional activities associated with the opening of new locations. Prior to 1998, pre-opening costs were capitalized and then amortized over 12 months beginning in the month the location commenced operations. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of pre-opening costs as of December 28, 1997. Pre-opening costs in 1998 and 1999 reflect costs that were expensed as incurred. The new expense as incurred standard may lead to increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants, the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999, and the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 27, 1998.

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

   Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Prior to 1998, the Company capitalized pre-opening expenses for each of its new units and amortized the costs over the 12-month period following the opening of the unit. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets, and is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of pre-opening costs as of December 28, 1997. Pre-opening costs in the first quarter of 1998 and 1999 reflect costs that were expensed as incurred. The new expense as incurred standard may lead to increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

   The following table sets forth unaudited operating results for the three-month and six-month periods ended June 27, 1999 and June 28, 1998, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   ---------------------------       ---------------------------
                                                    JUNE 27,         JUNE 28,         JUNE 27,         JUNE 28,
                                                      1999             1998             1999             1998
                                                   ----------       ----------       ----------       ----------
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                            91.3%            90.8%            91.4%            90.9%
  Bakeries                                                8.7%             9.2%             8.6%             9.1%
                                                   ----------       ----------       ----------       ----------
     Total revenues                                     100.0%           100.0%           100.0%           100.0%
                                                   ----------       ----------       ----------       ----------

Costs and expenses:
  Costs of sales                                         23.4%            23.5%            23.5%            23.4%
  Operating expenses                                     56.6%            56.1%            57.2%            56.7%
  Depreciation and amortization (1)                       5.2%             5.0%             5.2%             5.1%
  Pre-opening expenses (1)                                1.3%             0.0%             0.7%             0.0%
  General and administrative expenses                     7.3%             7.6%             7.4%             7.6%
                                                   ----------       ----------       ----------       ----------
    Total costs and expenses                             93.8%            92.2%            94.0%            92.8%
                                                   ----------       ----------       ----------       ----------
Income from operations                                    6.2%             7.8%             6.0%             7.2%
Interest income (expense), net                            0.5%             1.0%             0.6%             1.2%
                                                   ----------       ----------       ----------       ----------
Income before income taxes and change in
  accounting principle                                    6.7%             8.8%             6.6%             8.4%
Provision for income taxes                                2.6%             3.5%             2.5%             5.1%
                                                   ----------       ----------       ----------       ----------
Cumulative effect of change in accounting
  principle (net of taxes)(1)                             0.0%             0.0%             0.0%             0.8%
                                                   ----------       ----------       ----------       ----------
Net income                                                4.1%             5.3%             4.1%             4.3%
                                                   ==========       ==========       ==========       ==========


(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 3 to Condensed Financial Statements.

   Revenues increased by 15.6% to $23.7 million for the second quarter of 1999 from $20.5 million for the second quarter of 1998 and by 17.5% to $47.2 million for the first six months of 1999 from $40.2 million for the first six months of 1998. The increases primarily reflected a 3.3% increase in comparable restaurant sales for the second quarter of 1999 and 4.2% for comparable restaurants for the first six months of 1999. This increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented late in the second quarter of 1999. Additionally, comparable wholesale bakery sales increased by 8.7% for the second quarter of 1999 and by 11.1% for the first six months of 1999. In addition, four non-comparable restaurants, two opened at the end of 1997 and two at the end of 1998, contributed $2.8 million to the increase for the second quarter of 1999 and $5.6 million to the increase for the first six months of 1999.

   Cost of sales decreased slightly as a percentage of revenues to 23.4% for the second quarter of 1999 compared to 23.5% for the second quarter of 1998, primarily as a result of the leveling off of dairy and flour prices along with the effect of a moderate menu price increase. Cost of sales for the first six months of 1999 was 23.5% compared to 23.4% for the same period in 1998, reflecting the increase in the first quarter of 1999 of dairy prices, as well as, to a lesser extent, a slight shift in the sales mix.

   Operating expenses as a percentage of revenues increased to 56.6% for the second quarter of 1999 and to 57.2% for the first six months of 1999 compared to 56.1% and 56.7% for the comparable periods in 1998. These increases are primarily attributable to increases in minimum wage in certain restaurants (Portland and Seattle) and the corresponding indirect pressure on other wages. Depreciation and amortization increased slightly as a percentage of revenues to 5.2% for both the second quarter of 1999 and the first six months of 1999, compared to 5.0% and 5.1% for the respective comparable periods in 1998, primarily reflecting increased depreciation related to new unit construction costs.

   Prior to 1998, pre-opening expenses for each of its new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, pre-opening costs in 1998 and 1999 were expensed as incurred. This change is discussed in more detail in the "Overview" above. The pre-opening costs of $301,000 expensed in the second quarter of 1999 were incurred primarily in connection with the opening of the Company's eighteenth restaurant, which opened on June 28, 1999. Total pre-opening costs for the first six months of 1999 were $308,000 compared to $5,000 for the same period in 1998. In 1998, the Company did not open any new restaurants until the fourth quarter.

   General and administrative expenses decreased to 7.3% for the second quarter of 1999 compared to 7.6% for the second quarter of 1998 and 7.4% for the first six months of 1999 versus 7.6% for the same period in 1998, primarily reflecting stable administrative staffing expense levels.

   Interest income decreased to $126,000 in the second quarter of 1999 from $215,000 in the corresponding period in 1998, reflecting interest on lower average cash balances as a result of the use of cash in the second quarter of 1999 to fund the construction of new restaurants. The construction of new restaurants was funded primarily from the proceeds of the Company's initial public offering in September 1997.

   The provisions for income taxes for the three months and six months ended June 27, 1999 and June 28, 1998 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rates were 38.5% for both the second quarter and first six months of 1999 compared to 39.5% and 39.2% for the respective comparable periods in 1998. This decrease in the effective income tax rate is due to the planned use of various deductible tax assets and other tax credits and the tax effect of opening the restaurant in Seattle, Washington at the end of 1998.

   The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge in the first quarter of 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of pre-opening costs as of December 28, 1997 and is reflected in the six months ended June 28, 1998.

   Net income for the second quarter of 1999 decreased by $113,000 or 10.3% to $980,000 from $1,093,000 for the second quarter of 1998. The decrease is primarily the result of pre-opening expenses incurred for the second Las Vegas restaurant which opened on June 28, 1999. Net income per share (diluted) for the second quarter of 1999 was $0.16 verses $0.17 recorded for the second quarter in 1998.

   Net income for the first six months of 1999 increased by $206,000 or 12.0% to $1,922,000 from $1,716,000 for the same period in 1998. Net income per share (diluted) for the first six months of 1999 was $0.32 compared to $0.27 per share (diluted) for the first six months of 1998. As explained in Note 3, the Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge in the first quarter of fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000, or $0.05 per share (diluted). This amount represented the unamortized balance of pre-opening costs as of December 28, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

   At June 27, 1999, the Company had $8.5 million in cash and cash equivalents, including approximately $2.9 million remaining in net proceeds from the Company's initial public offering.

   The cash flow from operations increased slightly to $2.9 million for the first six months of 1999 from $2.8 million during the same period in 1998, primarily due to the net effect of an increase in net income offset by timing differences in the collection and disbursement of working capital components.

   Net cash provided by financing activities was $450,000 for the first six months of 1999 as compared with $784,000 for the same period in 1998. The difference is related to the receipt of $356,000 in cash from the issuance of common stock under the Company's employee stock purchase plan during the first six-months of 1999 versus $562,000 received under that plan for the same period in 1998. In addition, the Company received $94,000 in cash from the issuance of common stock upon the exercise of stock options for the first six-months of 1999 versus $222,000 received from the issuance of common stock options during the same period in 1998.

   The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At June 27, 1999, there were no amounts outstanding under the credit line.

   Capital expenditures were $7.4 million for the first six months of 1999 as compared to $4.0 million for the first six months of 1998. This increase primarily represents the construction costs for the company's second Las Vegas restaurant in addition to expenditures for a wholesale production facility scheduled to open in the third quarter 1999 as well as three additional restaurants the company intends to open in late 1999. On June 28, 1999 the Company opened its eighteenth restaurant in the Venetian Resort Hotel and Casino in Las Vegas, Nevada. The Company also anticipates incurring additional expenditures to enhance certain of its existing restaurants. To date, these investments have been funded primarily by the proceeds from the Company's initial public offering. Total capital expenditures, net of received construction allowances, are expected to be approximately $12.0 million in 1999. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.0 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

   In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through June 27, 1999, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million.

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

INFLATION

   The primary inflationary factors affecting the Company's operations are food and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased in California to $5.75 an hour in March 1998. In January 1999, the minimum wage increased to $6.50 an hour in Oregon and to $5.70 an hour in Washington. Beginning January 1, 2000, the minimum wage will increase to $6.50 an hour in Washington. Additional increases to the minimum wage have been proposed.

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

   The Company's Year 2000 preparations began in fiscal 1997. The preparations include identification and assessment of all software, hardware, equipment, and non-information technology ("IT") systems that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been completed.
  Based upon its identification and assessment efforts to date, the Company has identified one main software system, its bakery software system, which will require replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. The Company expects to replace the current bakery software with a system that is Year 2000-compliant. To date, the Company has identified and assessed the replacement software and has plans to have the new software tested and in operation in the second half of 1999. The Company has spent $30,000 to date on the replacement software, and estimates that the remaining cost of that software will be approximately $35,000. Furthermore, based on its assessment to date, the Company believes that future costs associated with its Year 2000 compliance effort will not be material. However, because both IT and non-IT systems may contain embedded technology, this may complicate the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company intends to fund Year 2000 compliance costs through cash provided by operations.

   The Company has contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to certain suppliers' failures to resolve their own Year 2000 compliance issues. The Company has obtained verbal and written assurances from major third party licensed software providers for accounting, point-of-sale and payroll services and is in the process of obtaining written verification of Year 2000 compliance from other third party licensed software providers.

   As part of the Year 2000 readiness efforts, the Company intends to develop contingency plans to identify activities that will need to be performed in the event of system failures. The contingency plans are expected to be completed by September 30, 1999. Based on its assessment to date, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

Part II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From March 29, 1999 to June 27, 1999, the Registrant has sold and issued the following unregistered securities:

    1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 229,663 shares of the Company's Common Stock, at exercise prices ranging from $10.13 to $11.14 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to June 27, 1999, the Company has used approximately $8.4 million to fund the construction of new restaurants (architect fees, permits and building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company. The remainder of the net proceeds were invested in primarily short-term investments with maturities of three months or less.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on May 6, 1999 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the two directors nominated by the Board by the votes indicated:

               Nominee              Votes in Favor               Votes Withheld
               -------              --------------               --------------
               F. Warren Hellman       4,547,843                     26,986
               Michael J. Hislop       4,547,603                     27,226

   The proposal to approve the Company's 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares was approved with 2,659,836 affirmative votes, 546,896 negative votes, 64,795 abstentions and 1,303,302 broker non-votes.

   The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 26, 1999 was approved with 4,573,274 affirmative votes, 815 negative votes, 740 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1   Financial Data Schedules

(b) Reports on Form 8-K. None.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Il Fornaio (America) Corporation

   Date: August 10, 1999              By: /s/      MICHAEL J. HISLOP
                                          --------------------------------------
                                                   Michael J. Hislop
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

   Date: August 10, 1999              By: /s/        PAUL J. KELLEY
                                          --------------------------------------
                                                     Paul J. Kelley
                                           Chief Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                                         Officer)

                                 EXHIBIT INDEX


Exhibit
 Number    Description
-------    -----------

  27.1     Financial Data Schedules