Form 10-Q
period 1999-09-26
IL FORNAIO AMERICA CORP
filed 1999-11-09
CIK 724522

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 26, 1999 or

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

As of November 5, 1999 there were 5,768,451 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
Part  I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

            Balance Sheets - September 26, 1999 and December 27, 1998......    3

            Statements of Income- Three months and Nine months ended
            September 26, 1999 and September 27, 1998......................    4

            Statements of Cash Flows- Nine months ended September 26,
            1999 and September 27, 1998....................................    5

            Notes to Financial Statements..................................    6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................    7

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk...   12

Part II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds....................   12


    Item 6.   Exhibits and Reports on Form 8-K.............................   12

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                    SEPTEMBER 26,     DECEMBER 27,
                                                                         1999              1998
                                                                    ------------      ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents ................................          $  7,642           $ 12,296
  Restricted cash ..........................................               515                378
  Accounts receivable, net .................................             1,390              1,495
  Note receivable ..........................................                --                 19
  Inventories ..............................................             2,256              1,871
  Prepaid expenses and other assets ........................               813                920
  Deferred tax assets, net .................................               245                245
                                                                      --------           --------
          Total current assets .............................            12,861             17,224

Property and equipment, net ................................            47,199             38,620
Deferred tax assets, net ...................................             1,023              1,023
Other assets ...............................................               527                487
                                                                      --------           --------
          Total assets .....................................          $ 61,610           $ 57,354
                                                                      ========           ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................          $  5,341           $  3,910
  Accrued expenses .........................................             6,126              5,662
  Income taxes payable .....................................               608                904
                                                                      --------           --------
          Total current liabilities ........................            12,075             10,476

Reserve for store closures .................................               192                244
Deferred lease incentives ..................................             6,953              7,125
                                                                      --------           --------
          Total liabilities ................................            19,220             17,845
                                                                      --------           --------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
      authorized; no shares issued .........................                --                 --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 6,130,071 shares issued and 5,767,671 shares
    outstanding at September 26, 1999 and 6,020,961
    shares issued  and 5,658,561 shares
    outstanding at December 27, 1998 .......................                 6                  6
  Additional paid-in-capital ...............................            38,303             37,758
  Retained earnings ........................................             6,115              3,779
                                                                      --------           --------
                                                                        44,424             41,543
  Treasury stock, 362,400 shares, at cost ..................            (2,034)            (2,034)
                                                                      --------           --------
     Total stockholders' equity ............................            42,390             39,509
                                                                      --------           --------
          Total liabilities and stockholders' equity .......          $ 61,610           $ 57,354
                                                                      ========           ========



                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            THREE MONTHS ENDED                  NINE-MONTHS ENDED
                                                    ---------------------------------------------------------------------
                                                    SEPTEMBER 26,      SEPTEMBER 27,      SEPTEMBER 26,     SEPTEMBER 27,
                                                        1999              1998                1999               1998
                                                    -------------      -------------      -------------     -------------

Revenues:
  Restaurants ..............................          $ 23,478           $ 18,194           $ 66,672           $ 54,750
  Bakeries .................................             1,941              1,901              5,985              5,540
                                                      --------           --------           --------           --------
        Total revenues .....................            25,419             20,095             72,657             60,290
                                                      --------           --------           --------           --------
Costs and expenses:
  Cost of sales ............................             6,061              4,730             17,148             14,142
  Operating expenses .......................            14,862             11,554             41,899             34,338
  Depreciation and amortization ............             1,362              1,052              3,817              3,089
  Pre-opening expenses .....................               191                 59                499                 64
  General and administrative expenses ......             2,364              1,659              5,866              4,727
                                                      --------           --------           --------           --------
        Total costs and expenses ...........            24,840             19,054             69,229             56,360
                                                      --------           --------           --------           --------
Income from operations .....................               579              1,041              3,428              3,930
Other income (expenses):
  Interest income ..........................               105                195                382                681
  Interest expense .........................               (11)                (2)               (13)               (16)
                                                      --------           --------           --------           --------
        Total other income (expenses), net .                94                193                369                665
                                                      --------           --------           --------           --------
Income before income taxes and change in
    accounting principle ...................               673              1,234              3,797              4,595
Provision for income taxes .................               259                493              1,461              1,812
                                                      --------           --------           --------           --------
Income before change in accounting principle               414                741              2,336              2,783
Cumulative effect of change in accounting
  principle (net of taxes) .................                --                 --                 --                326
                                                      --------           --------           --------           --------
Net income .................................          $    414           $    741           $  2,336           $  2,457
                                                      ========           ========           ========           ========
BASIC EARNINGS PER SHARE
Basic earnings per share before change in
   accounting principle ....................          $   0.07           $   0.12           $   0.41           $   0.47
Cumulative effect of change in accounting
principle ..................................                --                 --                 --                .06
                                                      --------           --------           --------           --------
Basic earnings per share ...................          $   0.07           $   0.12           $   0.41           $   0.41
                                                      ========           ========           ========           ========
Basic weighted average shares outstanding ..             5,744              5,947              5,703              5,893
                                                      ========           ========           ========           ========
DILUTED EARNINGS PER SHARE
Diluted earnings per share before change in
  accounting principle .....................          $   0.07           $   0.12           $   0.38           $   0.44
Cumulative effect of change in accounting
  principle ................................                --                 --                 --               0.05
                                                      --------           --------           --------           --------
Diluted earnings per share .................          $   0.07           $   0.12           $   0.38           $   0.39
                                                      ========           ========           ========           ========
Diluted weighted average shares outstanding              6,233              6,382              6,127              6,391
                                                      ========           ========           ========           ========



                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             NINE-MONTHS        NINE-MONTHS
                                                                ENDED              ENDED
                                                            SEPTEMBER 26,       SEPTEMBER 27,
                                                                1999               1998
                                                            -------------      -------------
Cash flows from operating activities:
   Net income .....................................          $  2,336           $  2,457
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization ..............             3,817              3,089
       Amortization of deferred lease incentives ..              (347)              (282)
       Change in accounting principle .............                --                326
       Provision for store closures ...............               (52)              (104)
       Retirement of fixed assets .................               290                 --
       Deferred income taxes ......................                --                706
   Changes in:
       Restricted cash ............................              (137)              (169)
       Accounts receivable ........................               105               (176)
       Inventories ................................              (385)              (110)
       Prepaid expenses ...........................               107                169
       Other assets ...............................               (40)                 6
       Accounts payable ...........................             1,431                965
       Accrued expenses ...........................               168             (1,042)
                                                             --------           --------
          Net cash provided by operating activities             7,293              5,835
                                                             --------           --------
Cash flows from investing activities:
   Capital expenditures ...........................           (12,686)            (8,083)
   Construction allowance received ................               175                332
   Collection of note receivable ..................                19                 75
                                                             --------           --------
          Net cash used in investing activities ...           (12,492)            (7,676)
                                                             --------           --------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net                356                562
   Exercise of stock options ......................               189                276
                                                             --------           --------
          Net cash provided by financing activities               545                838
                                                             --------           --------
Decrease in cash and cash equivalents .............            (4,654)            (1,003)
Cash and cash equivalents, beginning of period ....            12,296             15,271
                                                             ========           ========
Cash and cash equivalents, end of period ..........          $  7,642           $ 14,268
                                                             ========           ========



                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Organization and Basis of Presentation

    Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of September 26, 1999, the Company owned and operated 19 Italian white tablecloth restaurants and five bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; and Seattle Washington.

    The accompanying condensed unaudited financial statements of the Company for the three months ended September 26, 1999 and September 27, 1998, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 27, 1998, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 27, 1998 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 26, 1999.

2.  Earnings Per Share

    Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:


                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                           -------------------------------      --------------------------------
                                           SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,      SEPTEMBER 27,
                                               1999               1998              1999               1998
                                           -------------     -------------      -------------      -------------
Shares used to compute basic EPS.......     5,744,074          5,947,076          5,702,502          5,893,039
Add: effect of dilutive securities.....       488,888            435,274            424,087            497,677
                                            ---------          ---------          ---------          ---------
Shares used to compute diluted EPS.....     6,232,962          6,382,350          6,126,589          6,390,716
                                            =========          =========          =========          =========


3.  Recent Accounting Pronouncement

    Pre-opening costs consist of location set-up, employee training and promotional activities associated with the opening of new locations. Prior to 1998, pre-opening costs were capitalized and then amortized over 12 months beginning in the month the location commenced operations. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense-as-incurred all start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of pre-opening costs as of December 28, 1997. Pre-opening costs in 1998 and 1999 reflect costs that were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings.

4. Reclassifications-Certain fiscal 1998 amounts have been reclassified to conform with fiscal 1999 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitations, the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants, the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 1999, the costs of the Company's Year 2000 compliance efforts and dates by which the Company believes it will complete such efforts. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 27, 1998.

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

    Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Prior to 1998, the Company capitalized pre-opening expenses for each of its new units and amortized the costs over the 12-month period following the opening of the unit. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position (SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense-as-incurred all start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets, and is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of pre-opening costs as of December 28, 1997. Pre-opening costs in 1998 and 1999 reflect costs that were expensed as incurred. The new expense-as-incurred standard may lead to increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

    The following table sets forth unaudited operating results for the three-month and nine-month periods ended September 26, 1999 and September 27, 1998, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.


                                                     THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                -----------------------------    ----------------------------
                                                SEPTEMBER 26,   SEPTEMBER 27,    SEPTEMBER 26,  SEPTEMBER 27,
                                                   1999            1998             1999            1998
                                                -------------   -------------    -------------  -------------
INCOME STATEMENT DATA:
Revenues:
  Restaurants ...........................           92.4%           90.5%           91.8%           90.8%
  Bakeries ..............................            7.6%            9.5%            8.2%            9.2%
                                                   -----           -----           -----           -----
     Total revenues .....................          100.0%          100.0%          100.0%          100.0%
                                                   -----           -----           -----           -----

Costs and expenses:
  Costs of sales ........................           23.8%           23.5%           23.6%           23.5%
  Operating expenses ....................           58.4%           57.5%           57.7%           57.0%
  Depreciation and amortization (1) .....            5.4%            5.2%            5.2%            5.1%
  Pre-opening expenses (1) ..............            0.8%            0.3%            0.7%            0.1%
  General and administrative expenses....            9.3%            8.3%            8.1%            7.8%
                                                   -----           -----           -----           -----
    Total costs and expenses ............           97.7%           94.8%           95.3%           93.5%
                                                   -----           -----           -----           -----
Income from operations ..................            2.3%            5.2%            4.7%            6.5%
Interest income (expense), net ..........            0.3%            1.0%            0.5%            1.1%
                                                   -----           -----           -----           -----
Income before income taxes and change
in accounting principle .................            2.6%            6.2%            5.2%            7.6%
Provision for income taxes ..............            1.0%            2.5%            2.0%            3.0%
                                                   -----           -----           -----           -----
Net income  before effect of change
in accounting principle .................            1.6%            3.7%            3.2%            4.6%
Cumulative  effect  of  change in
accounting principle (net of taxes) (1)              0.0%            0.0%            0.0%            0.5%
                                                   -----           -----           -----           -----
Net income ..............................            1.6%            3.7%            3.2%            4.1%
                                                   =====           =====           =====           =====


(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 3 to Condensed Financial Statements.

    Revenues increased by 26.5% to $25.4 million for the third quarter of 1999 from $20.1 million for the third quarter of 1998 and by $12.4 million or 20.5% to $72.7 million for the first nine months of 1999 from $60.3 million for the first nine months of 1998. The increases primarily reflect a 1.1% increase in comparable restaurant sales for the third quarter of 1999 and a 1.5% increase in comparable restaurants sales for the first nine months of 1999. These increases in restaurant revenues also reflect the benefit of a moderate menu price increase implemented late in the second quarter of 1999. Additionally, comparable wholesale bakery sales increased by 2.1% for the third quarter of 1999 and by 8.0% for the first nine months of 1999. In addition, four non-comparable restaurants, two opened in fourth quarter 1998 and two opened in the third quarter 1999 contributed an aggregate of $5.0 million to the increase for the third quarter of 1999 and $11.1 million to the increase for the first nine months of 1999.

    Cost of sales increased as a percentage of revenues to 23.8% for the third quarter of 1999 compared to 23.5% for the third quarter of 1998. This increase was primarily the result of higher initial cost of sales for the two new restaurants opened during third quarter 1999. Cost of sales for same store restaurants as a percentage of sales remained unchanged at 25.5% for third quarter 1999 compared to the same period 1998 and 25.6% for the first nine months of 1999 versus the same period 1998. Wholesale bakery costs dropped .7% to 24.3% for the third quarter of 1999 compared to 25.0% for third quarter 1998. This decrease is primarily due to lower flour costs as a result of bulk purchasing at lower per unit costs. For the first nine months of 1999 wholesale bakery costs rose slightly to 23.6% compared to 23.5% for the first nine months of 1998. Overall cost of sales increased .1% for the first nine months of 1999 to 23.6% compared to 23.5% for the same period in 1998, reflecting the increase in the first quarter of 1999 of dairy prices, as well as, to a lesser extent a slight shift in the sales mix.

    Operating expenses as a percentage of revenues increased to 58.4% for the third quarter of 1999 and to 57.7% for the first nine months of 1999 compared to 57.5% and 57.0% for the comparable periods in 1998. These increases are primarily attributable to increases in minimum wage rates applicable at certain restaurants (Portland and Seattle) and the corresponding indirect pressure on other wages, as well as a non-recurring charge of approximately $154,000 related to the disposition of equipment from two wholesale bakeries as a result of the consolidation of certain bakery operations. Depreciation and amortization increased slightly as a percentage of revenues to 5.4% for the third quarter of 1999 and to 5.2% for the first nine months of 1999, compared to 5.2% and 5.1% for the respective comparable periods in 1998, primarily reflecting increased depreciation related to new unit construction costs.

    Prior to 1998, pre-opening expenses for each of the Company's new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, pre-opening costs in 1998 and 1999 were expensed as incurred. This change is discussed in more detail in the "Overview" above. The pre-opening costs of $191,000 expensed in the third quarter of 1999 were primarily incurred in connection with the opening of the Coronado Island, California restaurant. Additional pre-opening costs were incurred for two restaurants and one wholesale bakery scheduled to open in fourth quarter 1999. Total pre-opening costs for the first nine months of 1999 were $499,000 compared to $64,000 the same period in 1998. In 1998, the Company did not open any new restaurants until the fourth quarter. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge in the first quarter of 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of pre-opening costs as of December 28, 1997 and is reflected in the nine months ended September 27, 1998.

    General and administrative expenses increased as a percentage of revenues to 9.3% for the third quarter of 1999 compared to 8.3% for the third quarter of 1998 and to 8.1% for the first nine months of 1999 versus 7.8% for the same period in 1998. The increases reflect non-recurring charges of approximately $400,000 associated with the Company's review of financial and strategic alternatives to enhance stockholder value. In addition, preliminary costs of $84,000 were incurred with respect to evaluation and negotiation of leases for two potential sites, that the Company subsequently decided not to pursue.

    Interest income decreased to $105,000 in the third quarter of 1999 from $195,000 in the corresponding period in 1998, reflecting interest on lower average cash balances as a result of the use of cash in the third quarter of 1999 to fund the construction of new restaurants.

    The provisions for income taxes for the three months and nine months ended September 26, 1999 and September 27, 1998 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 38.5% for the third quarter and for the first nine months of 1999 compared to 39.9% and 39.4% for the respective comparable periods in 1998. This decrease in the effective income tax rate is due to the planned use of various deductible tax assets and other tax credits and the tax effect of opening the restaurant in Seattle, Washington at the end of 1998.

    Income from operations decreased by 44.4% to $579,000 for the quarter ended September 26, 1999 compared to $1.0 million for the comparable period of the prior year, primarily as a result of the non-recurring charges discussed above. Without these non-recurring charges, income from operations would have increased in the third quarter of 1999 by 8.7% to $1.1 million compared to $1.0 million for the third quarter of 1998. Income from operations was adversely impacted by the performance of certain of the Company's new restaurants.

    Net income for the third quarter of 1999 decreased by $327,000 or 44.1% to $414,000 from $741,000 for the third quarter of 1998. The decrease is primarily the result of increased operating as well as general and administrative expenses related to the non-recurring charges discussed above. Net income per share (diluted) for the third quarter of 1999 was $0.07 versus $0.12 recorded for the third quarter in 1998.

    Net income for the first nine months of 1999 decreased by $121,000 to $2,336,000 from $2,457,000 for the same period in 1998. Net income per share (diluted) for the first nine months of 1999 was $0.38 compared to $0.39 per share (diluted) for the first nine months of 1998. As explained in Note 3, the Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge in the first quarter of fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000, or $0.05 per share (diluted). This amount represented the unamortized balance of pre-opening costs as of December 28, 1997.

FACTORS AFFECTING OPERATING RESULTS

    The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of a its growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs, potentially adverse weather conditions, the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, successful completion of lease negotiations, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 26, 1999, the Company had $7.6 million in cash and cash equivalents. All proceeds from the Company's initial public offering have been used to fund its expansion.

    The cash flow from operations increased by $1.5 million to $7.3 million for the first nine months of 1999 from $5.8 million during the same period in 1998, primarily due to the net effect of timing differences in the collection and disbursement of working capital components.

    Net cash provided by financing activities was $545,000 for the first nine months of 1999 as compared with $838,000 for the same period in 1998. The Company received $189,000 in cash from the issuance of common stock upon the exercise of stock options during the first nine months of 1999 compared to $276,000 for the corresponding period in 1998. Additionally, the Company received $356,000 in cash from the issuance of common stock under the Company's employee stock purchase plan during the first nine months of 1999 versus $562,000 received under the plan for the same period in 1998.

    The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on March 31, 2000. At September 26, 1999, there were no amounts outstanding under the credit line.

    Capital expenditures were $12.7 million for the first nine months of 1999 as compared to $8.1 million for the first nine months of 1998. This increase primarily represented the construction costs for the Company's second Las Vegas restaurant and its Coronado, California restaurant, both opened during the third quarter of 1999. In addition, the increase reflects expenditures for a wholesale production facility and two additional restaurants the Company intends to open in the fourth quarter 1999. The Company opened its eighteenth and nineteenth restaurants during the third quarter of 1999. On June 28, 1999 the Company opened Canaletto restaurant in the Venetian Resort Hotel and Casino in Las Vegas, Nevada. On September 3, 1999 the Company opened its second restaurant in San Diego County on Coronado Island, California. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. To date, these investments have been funded primarily by the proceeds from the Company's initial public offering. Total capital expenditures, net of received construction allowances, are expected to be approximately $14.0 million in 1999. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.0 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

    In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases may be made in the open market at prevailing prices or in negotiated off-market transactions. Through September 26, 1999, the Company had repurchased approximately 362,400 shares of common stock in the open market for an aggregate of approximately $2.0 million.

    The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, the size of restaurants developed and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that anticipated cash flow from operations, existing cash balances and borrowings under the credit agreement will be sufficient to fund its capital requirements, including planned expansion and ongoing maintenance and renovation of existing restaurants, at least through 2000. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financing. There can be no assurance that such capital will be available on favorable terms, if at all.

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

    The Company's Year 2000 preparations began in fiscal 1997. The preparations included identification and assessment of all software, hardware, equipment and non-information technology ("IT") systems that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been completed.

     Based upon its identification and assessment efforts, the Company has identified one main software system, its bakery software system, which required replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. The Company has selected a new bakery software that is Year 2000-compliant. To date, the Company has begun implementation and testing of the replacement software and plans to have the new software completely operational in the fourth quarter of 1999. The Company has spent $30,000 to date on the replacement software, and estimates that the remaining cost of that software will be approximately $35,000. Furthermore, based on its assessment to date, the Company believes that future costs associated with its Year 2000 compliance effort will not be material. However, because both IT and non-IT systems may contain embedded technology, this may complicate the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company intends to fund Year 2000 compliance costs through cash provided by operations.

    The Company has contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to certain suppliers' failures to resolve their own Year 2000 compliance issues. The Company has obtained verbal and written assurances from major third-party licensed-software providers for accounting, point-of-sale and payroll services and is in the process of obtaining written verification of Year 2000 compliance from other third-party licensed-software providers.

    As part of the Year 2000 readiness efforts, the Company has developed contingency plans to identify activities that will need to be performed in the event of system failures. These plans, for example, include procedures for the use of manual checks and credit card vouchers in place of the point-of-sale system in the restaurants, manual invoicing for wholesale production and sales, as well as a list of alternative purveyors who are Year 2000 compliant from which to purchase supplies. Based on its assessment to date, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

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

Part II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From December 28, 1998 to September 26, 1999, the Registrant has sold and issued the following unregistered securities:

     1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 297,423 shares of the Company's Common Stock, at exercise prices ranging from $7.00 to $11.14 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

(d) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' over-allotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to September 26, 1999, the Company has used all available funds for the construction of new restaurants (architect fees, permits and building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27       Financial Data Schedule - Period Ended September 26, 1999

       27.1     Financial Data Schedule - Period Ended September 27, 1998

(b)  Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Il Fornaio (America) Corporation

    Date: November 9, 1999             By:  /s/     MICHAEL J. HISLOP
                                          --------------------------------------
                                                    Michael J. Hislop
                                          President and Chief Executive Officer
                                               (Principal Executive Officer)

    Date: November 9, 1999             By:  /s/        PAUL J. KELLEY
                                          --------------------------------------
                                                       Paul J. Kelley
                                          Chief  Financial Officer and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------
27                Financial Data Schedule - Period Ended September 26, 1999

27.1              Financial Data Schedule - Period Ended September 27, 1998