Form 10-K405
period 1999-12-26
IL FORNAIO AMERICA CORP
filed 2000-03-23
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 26, 1999 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on February 29, 2000, was $30,425,772.*

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 29, 2000 there were 5,703,719 shares outstanding of the Registrant's Common Stock.

* Excludes 2,583,127 shares outstanding at February 29, 2000, of the Registrant's Common Stock held by directors, executive officers and holders of more than 10% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 3, 2000 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

    Certain statements set forth in or incorporated by reference in this Form 10-K as well as in the Company's Annual Report to Stockholders for the year ended December 26, 1999 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated restaurant openings, expansion strategy, the projected investment costs and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors."

GENERAL

    Il Fornaio owns and operates 22 full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The Company's restaurants offer an extensive menu, featuring house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Il Fornaio's menu is distinguished by fresh, hand-made breads, pastries and other baked goods that are produced in the Company's restaurants and three wholesale bakeries. Il Fornaio's wholesale bakeries also sell baked goods to quality grocery stores, specialty retailers, hotels and other fine restaurants. In addition, the Company operates a retail market in each restaurant, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

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

    Il Fornaio intends to develop restaurants in both existing and new geographic markets and to locate restaurants at sites in affluent urban and suburban areas. The flexibility of the Il Fornaio concept enables the Company to develop successful restaurants in a variety of locations, including residential neighborhoods, shopping centers, office buildings and hotels. Since its initial public offering in September 1997, the Company has opened nine restaurants, located in California, Colorado, Washington, Georgia and Arizona. The Company currently intends to open three new restaurants in 2000, including the Scottsdale, Arizona restaurant, which opened on February 7, 2000.

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

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

UNCERTAINTIES ASSOCIATED WITH FUTURE GROWTH

     The Company has experienced growth in recent years, expanding from eleven restaurants at the end of 1995 to 21 restaurants at the end of 1999. In 1999, the Company opened four new restaurants and currently expects to open three new restaurants in 2000. The Company's ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, the negotiation of favorable lease arrangements, timely development and construction of any new shopping center, hotel or other site in which the restaurant or bakery may be located, management of the costs of construction and development of new restaurants and bakeries, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), general economic conditions and other factors, some of which are beyond the control of the Company. Moreover, the opening of additional restaurants and bakeries in the future will depend, in part, upon the Company's ability to generate sufficient funds from existing operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GEOGRAPHIC CONCENTRATION

     Fifteen of the Company's 22 restaurants and all three of the Company's wholesale bakeries are located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

     The Company has opened seven restaurants located outside of California. Over the next several years, the Company expects that some of its expansion will involve opening restaurants in additional states. Expansion into new geographic regions involves a number of risks, in addition to those identified above, including uncertainties related to local customs, demographics, legal requirements, wages, costs and other economic conditions, the need to develop relationships with local distributors and suppliers for fresh produce and other ingredients, and potential difficulties related to management of operations located in a number of broadly dispersed locations. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant revenues and fluctuations in inventory and general and administrative expenses. For example, weather conditions have generally had the most significant adverse impact in the first quarter of each year. In addition, in the fourth quarter of 1998, the Company adopted a new accounting standard, which requires the Company to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The adoption of this new standard in the past resulted in and may in the future lead to increased variability in operating results, depending on the number and timing of restaurant openings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors.

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

     A substantial number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. The minimum wage in California was raised to $5.75 an hour effective March 1, 1998. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour. On January 1, 2000, the minimum wage in Washington increased to $6.50 an hour from $5.70 an hour. There can be no assurance that similar increases will not be adopted in other jurisdictions in which the Company operates or seeks to operate. Additional federal minimum wage increases have recently been proposed. The Company implemented a moderate menu price increase in 1999 due, in part, to increases in labor costs and cost of goods. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

COMPETITION AND INDUSTRY CONDITIONS

     The restaurant and bakery industries are each intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants and bakeries compete with the Company at each of its locations. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants and wholesale bakeries are distinctive in design and operating concept, other companies may develop restaurants and wholesale bakeries that operate with similar concepts.

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

LONG-TERM, NON-CANCELABLE LEASES; TERMINATION PROVISIONS

     The Company's current leases have annual base rents ranging from $35,000 to $411,000, are non-cancelable and typically have terms of 10 to 20 years. Leases entered into by the Company in the future will likely also be long-term and non-cancelable. If a decision is made to close any restaurant or bakery, the Company may be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In 1993 and 1995, the Company recorded provisions of $2.3 million and $932,000, respectively, for liabilities associated with the closure of facilities subject to non-cancelable, long-term leases. As of December 26, 1999, the reserve for store closures was $244,000. The Company may incur liabilities of this nature in the future if a decision is made to close one or more restaurants or bakeries, and such liabilities, if incurred, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS RELATED TO THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. If Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, the Year 2000 problem could materially adversely impact the Company's results of operations and adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations. Although to date the Year 2000 issue has not posed significant operational problems for the Company, it is still possible that Year 2000 problems may arise in the future with respect to the Company or its vendors, which could have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT

     At February 29, 2000, the Company's directors, officers and their affiliates beneficially owned approximately 31.9% of the outstanding Common Stock (assuming exercise of vested stock options). As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

IL FORNAIO CONCEPT AND STRATEGY

     Offer Premium Quality, Authentic Regional Italian Cuisine. Il Fornaio seeks to differentiate its restaurants from other restaurants in the Italian food segment by offering creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The core menu served at both lunch and dinner features a variety of dishes, including house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Native-born Italian chefs develop all of the core menu items, which vary depending on the seasonal availability of raw ingredients. The Company's chefs also develop special menus each month based on the local cuisine and culinary style of one of Italy's 20 geographic regions as part of the Company's Festa Regionale marketing program. Hand-made, preservative-free baked goods, based on centuries-old regional Italian recipes, are provided by Il Fornaio's wholesale bakeries for use in a variety of menu items. Fresh breads and rolls are served with each meal, providing an authentic and high quality complement to the menus. Il Fornaio's restaurants have received numerous awards and commendations.

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

     Create a Distinctive Authentic Italian Atmosphere. The Company seeks to create a distinctive authentic Italian atmosphere with restaurant designs that are unique to each location. The restaurants' sophisticated, yet informal and friendly atmosphere is intended to be suitable for a variety of meal occasions. Exhibition kitchens with wood-fired rotisseries, charcoal grills and wood-burning pizza ovens are in full display of the guests and create appealing cooking aromas to reinforce the guests' perceptions of quality, freshness and authenticity. Retail markets located at the entrance to each restaurant are designed to provide an inviting initial impression as well as to enhance the perception of an authentic Italian dining experience through the prominent display of Il Fornaio's Italian food. Design elements, which may include terracotta or European slate floors, marble bars, mahogany trim, outdoor piazzas, hand-painted ceilings and fine art, are selected to evoke the charm and elegance of a memorable dining experience in Italy. Il Fornaio's Sacramento restaurant received the grand prize for best new restaurant design worldwide, one of five grand prizes in hospitality design awarded in 1994 by a national hospitality design magazine.

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

     Provide an Attractive Price-Value Relationship. The Company believes that its restaurants provide guests with excellent value by offering high quality authentic Italian food, a distinctive atmosphere and superior service, all for an average check per guest in 1999 of $21.03 (including alcohol). As a result, the Company's restaurants attract a broad variety of guests who desire a more authentic Italian experience than may be available from other restaurants in the Italian food segment, without a substantially higher cost.

UNIT ECONOMICS

     For 1999, the Company's 17 restaurants that were opened prior to 1999 (which excludes data from restaurants in their first year of operation) had average revenues of approximately $5.1 million, average operating income of approximately $736,000, or 14.5% of restaurant sales, and average operating income before depreciation and amortization of approximately $981,000, or 19.3% of restaurant sales. The Company's restaurants range in size from 5,000 square feet to 14,000 square feet. Since 1991, the Company's total investment per restaurant, net of landlord contributions, has averaged approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company expects that its planned future restaurants will generally range in size from 7,000 to 10,000 square feet and that its total investment and pre-opening costs per restaurant will be approximately $2.0 million and $250,000, respectively, based upon adjustments for inflation and the geographic locations of future restaurants.

LOCATIONS

     Il Fornaio owns and operates 22 full-service, white tablecloth Italian restaurants and three wholesale bakeries. The wholesale bakeries provide fresh breads, pastries and other baked goods to the restaurants, as well as to a variety of quality grocery stores, specialty retailers, hotels and other fine restaurants. All Il Fornaio restaurants and wholesale accounts in the San Francisco Bay Area are supplied by the Company's 12,000-square foot bakery located in Burlingame, California. The restaurants and wholesale accounts in Southern California are supplied by the Company's 15,000-square foot bakery located in Gardena, California. In addition, the Il Fornaio restaurant and wholesale accounts located in the Sacramento area of California are supplied by the Company's bakery located adjacent to the Company's Sacramento restaurant. Restaurants that cannot be supplied by one of the Company's wholesale bakeries are designed with an in-house bakery. All of the restaurants feature a retail market, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

     The following table provides information about the Company's current and planned operations.

CURRENT OPERATIONS

                                             YEAR       SIZE     NUMBER OF
                  LOCATION                  OPENED    (SQ. FT.)  SEATS(1)
      ---------------------------------     ------    ---------  ---------
      Restaurants
        Corte Madera, CA ..............      1987       5,600      104
        San Francisco, CA .............      1988       7,800      148
        Del Mar, CA ...................      1989       5,700      110
        Palo Alto, CA .................      1989       7,300      136
        Irvine, CA ....................      1991       9,600      220
        Beverly Hills, CA .............      1992       5,000       76
        San Jose, CA ..................      1992       8,000      171
        Pasadena, CA ..................      1993       8,000      152
        Sacramento, CA ................      1993       7,900      158
        Burlingame, CA ................      1995       9,200      185
        Carmel, CA ....................      1995       7,500      120
        Portland, OR ..................      1996       7,300      170
        Las Vegas, NV .................      1997      10,900      218
        Santa Monica, CA ..............      1997       7,500      150
        Denver, CO ....................      1997       9,200      175
        Seattle, WA ...................      1998      13,200      269
        Walnut Creek, CA ..............      1998       8,700      210
        Las Vegas, NV (The Venetian) ..      1999      14,000      282
        Atlanta, GA ...................      1999       8,500      175
        Coronado Island, CA ...........      1999       9,100      180
        Manhattan Beach, CA ...........      1999       8,000      180
        Scottsdale, AZ ................      2000       9,000      175

      Wholesale Bakeries
        Sacramento, CA ................      1993       2,500       --
        Burlingame, CA ................      1997      12,000       --
        Gardena, CA ...................      1999      15,000       --

PLANNED RESTAURANTS (2)

                                                   SCHEDULED         SIZE
                      LOCATION                      OPENING        (SQ. FT.)
      -------------------------------------        ---------       ---------
      Denver, CO ..........................           2000           9,000
      Roseville, CA .......................           2000           7,500

(1) Excludes patio seating.
(2) Leases have been signed for each of these planned restaurant locations.


EXPANSION STRATEGY AND SITE SELECTION

     The Company intends to continue to expand its operations by addressing both existing and new geographic markets. The Company currently plans to open three new restaurants in 2000, including its new restaurant located in Scottsdale, Arizona, which opened on February 7, 2000.

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

     Il Fornaio's wholesale bakeries supply the restaurants with over 30 varieties of breads and rolls, based on centuries-old, regional Italian recipes. Breads include ciabatta (a long, flat loaf with a porous interior and crunchy crust), panmarino (a dome-shaped loaf infused with rosemary and sprinkled with coarse sea salt), filone (a classic Italian white bread with a light crust and soft interior), pagnotta (a round, rustic loaf with a soft interior), pane all'uva (a rich, moist bread filled with golden raisins), pane alle olive (a soft-textured bread studded with green olives) and foccacia (a flat bread brushed with olive oil and finished with a variety of fresh toppings). Pastries include cornetti (croissants) and cannelle (cinnamon twists). The Company's authentic Italian artisan breads have received numerous awards and commendations.

     The Company's average check per guest in 1999 at its restaurants, including alcoholic beverages, was $21.03. Nine of the restaurants also offer breakfast service which, during 1999, accounted for approximately 3% of restaurant revenues. During the same period, wine sales represented approximately 18% of restaurant revenues, while other alcoholic beverages accounted for approximately 6% of restaurant revenues.

     Take-out prepared food and retail brand items accounted for approximately 10% of restaurant revenues in 1999. The restaurants' retail markets enable guests to recreate the Il Fornaio dining experience at home by offering prepared foods, including assorted cold pasta and risotto salads, Il Fornaio breads, green salads, whole roasted chickens, stuffed artichokes, individual pizzette and assorted

Italian sandwiches, as well as Il Fornaio-brand retail items, including oakwood-roasted coffee, pasta, risotto, extra virgin olive oil, balsamic vinegar imported from Modena, Italy, and Chianti Classico.

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

In June 1999, the Company opened Canaletto, a full service restaurant located in the Venetian Resort Hotel and Casino in Las Vegas, Nevada. Canaletto's menu focuses on the authentic foods of Venice and its surrounding regions of Trentino-Alto Adige and Friuli-Venezia Giulia. The menu price points at Canaletto are generally comparable to those at the Company's Il Fornaio restaurants.

DECOR AND ATMOSPHERE

     The Company seeks to create a distinctive, authentic Italian atmosphere with restaurant designs that are unique to each location. The restaurants' sophisticated, yet informal and friendly atmosphere is intended to be suitable for a variety of meal occasions. Exhibition kitchens with wood-fired rotisseries, charcoal grills and wood-burning pizza ovens in full display of the guests create appealing cooking aromas that reinforce the guests' perceptions of quality, freshness and authenticity. Retail markets located at the entrance to each restaurant are designed to provide an inviting initial impression as well as to enhance the perception of an authentic Italian dining experience through the prominent display of Il Fornaio's Italian food. Design elements, which may include terracotta or European slate floors, marble bars, mahogany trim, hand-painted ceilings and fine art, are selected to evoke the charm and elegance of a memorable dining experience in Italy. The tables are a mix of booths and free-standing tables with chairs. White tablecloths and Italian flatware dress the tables. Service is intended to be professional and friendly but not intrusive. In addition to table service, food is available at an indoor or outdoor liquor/coffee bar, as well as at counter seats overlooking the large pizza oven and open kitchen. The restaurants range in size from approximately 5,000 to 14,000 square feet with indoor seating ranging from 76 to 282 guests. Outdoor piazzas provide additional seating during warmer weather. Il Fornaio's Sacramento restaurant received the grand prize for best new restaurant design worldwide, one of five grand prizes in hospitality design awarded in 1994 by a national hospitality design magazine.

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

     The Company has implemented a comprehensive compensation and benefits package in order to attract and retain highly qualified personnel. The Company has a Partnership Program, which provides equity participation for Managing Partners and Chef-Partners in the form of stock options, to encourage commitment to the long-term success of the restaurants and the Company. The Company believes that this equity participation differentiates its compensation package from that of many of its competitors. The Company's bonus program is designed to reward the restaurant management team for achievement of superior operating results, and all members of management at the restaurant level are eligible to participate. The bonus may provide a large percentage of management's total compensation.

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

WHOLESALE BAKERIES

     The Company currently has three wholesale bakeries, which range in size from 2,500 to 15,000 square feet. One of these bakeries is located adjacent to one of the Company's restaurants. The Company's original heritage was based on bakeries and bakery products, which remain an integral part of the Il Fornaio restaurant concept. In addition to the Company's own restaurants, bakery products are sold to quality grocery stores, specialty retailers, hotels and other fine restaurants. The Company's wholesale bakeries accounted for approximately 8% of gross revenues during 1999. For segment information, see
Part II, Item 8. Financial Statements and Supplementary Data - Note 11 of Notes to Financial Statements.

     The Company operates a free-standing 12,000-square foot wholesale bakery, located in Burlingame, California, to provide freshly baked goods to all Il Fornaio restaurants and wholesale customers throughout the San Francisco Bay Area. In October 1999, the Company consolidated bakery operations in Southern California with the opening of a new 15,000 square foot wholesale bakery and training facility in Gardena, California. These wholesale bakeries are designed to provide efficiencies in production (both labor and ingredients) and distribution. These facilities permit the Company to employ improved processes, which enhance quality and consistency, while maintaining the Il Fornaio commitment to preservative-free, hand-made authentic Italian breads.

     The Company's wholesale bakeries produce over 50 varieties of breads and rolls based on regional Italian recipes, as well as a wide assortment of Italian cookies, cakes and pastries. Recipes are standardized to ensure consistency. The Company's bread doughs, based on centuries-old recipes, are mixed and then fermented for up to 20 hours to increase flavor. Each loaf is hand-formed, proofed and baked in European deck ovens that eject steam around the bread at timed intervals. The Company believes that these processes contribute to a characteristically irregular-shaped and crusty bread. Bakers create a wide variety of breads by varying proportions of ingredients, length and number of risings, temperature of the oven and size and shape of the loaves. Some recipes include fresh aromatic herbs and spices, such as rosemary or fennel, or other ingredients, such as parmesan cheese, raisins, nuts and sesame seeds. To maintain the high quality of its bakery products, the Company maintains strict criteria for ingredients.

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

MARKETING

     The Company believes that providing an authentic Italian dining experience by offering quality food and bakery products, distinctive decor, Five Star Service and an attractive price-value relationship is the most effective approach to attracting new and repeat guests. Accordingly, Il Fornaio has relied primarily on reputation, local reviews and awards and word-of-mouth to promote its restaurants and bakeries in each community in which it operates. The Company has also implemented a program of marketing and public relations activities designed to create awareness of the Il Fornaio name, to encourage guests to associate that name with authentic, premium quality Italian food and to increase the frequency of return visits to Il Fornaio.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company has developed an integrated management information system that is utilized in all of its restaurants and wholesale bakeries. This system currently includes a computerized point-of-sale system in its restaurant operations and a proprietary accounts receivable system in its wholesale bakeries. The restaurant point-of-sale system facilitates the movement of guest food and beverage orders between the guest areas and kitchen and bar, controls cash, handles credit card authorizations and provides management with revenue data. The integrated system electronically transmits sales and guest counts to Company headquarters on a daily basis. The Company has a computerized time management system at each of its locations. The system calculates the time worked by each employee, allows management to gather data and schedule labor hours and produces payroll reports. Additionally, the Company has developed a proprietary back-office system for processing daily and weekly paperwork (sales, accounts payable, labor and inventory). This system generates a weekly operating statement, which compares both weekly and month-to-date results versus budget.

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

PURCHASING

     The Company seeks to obtain ingredients of high quality at competitive prices from reliable sources. To ensure freshness and quality, maintain low inventory levels and facilitate the unique preparation of menu items, the Company purchases most of its ingredients in an unprocessed state. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products, the management team of each restaurant and wholesale bakery determines the daily quantities of food items needed and orders accordingly. The Company's purchasing department seeks to obtain the lowest possible prices available to the Company by negotiating bulk purchasing contracts for a number of the ingredients utilized by the restaurants and wholesale bakeries. Ingredients and supplies are shipped directly to the restaurant or wholesale bakery, as the Company does not maintain a central food product warehouse or commissary.

COMPETITION

     The restaurant and wholesale bakery business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants and bakeries compete with the Company at each of its locations. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants and wholesale bakeries are distinctive in design and operating concept, other companies may develop restaurants and bakeries that operate with similar concepts.

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

EMPLOYEES

     At January 28, 2000, the Company employed approximately 2,791 persons, 46 of whom were executive office personnel, 200 of whom were unit management personnel and the remainder of whom were hourly restaurant or wholesale bakery personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

TRADEMARKS

     The Company has registered and applied for registration with the United States Patent and Trademark Office for a number of trademarks and service marks used in connection with its business. The Italian corporation that owned the rights to the Il Fornaio marks in the United States has assigned to the Company all of its United States rights and related goodwill. The Company regards its trademarks and related rights as having substantial value and as being an important factor in the marketing of its Il Fornaio restaurants and brand items.

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

     The development and construction of additional restaurants and wholesale bakeries will be subject to compliance with applicable zoning, land use, environmental and licensing regulations. There can be no assurance that the Company will be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants and wholesale bakeries in the future. Various federal and state labor laws govern the Company's operations and its relationship with its employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements.

     During 1999, approximately 24% of restaurant revenues was attributable to the sale of alcoholic beverages, primarily wine. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. For each new location, alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Laurence B. Mindel, age 62, joined the Company as Chairman of the Board, President and Chief Executive Officer in January 1987. Mr. Mindel currently serves as Chairman of the Board, having resigned as President in 1995 and as Chief Executive Officer in 1998. From 1964 to 1970, Mr. Mindel was President and Chief Executive Officer of Caswell Coffee Company in San Francisco. In 1970, Mr. Mindel co-founded Spectrum Foods, where he served as Chairman of the Board, President and Chief Executive Officer. Under Mr. Mindel's direction, Spectrum created 14 restaurants in Northern and Southern California, including Chianti, MacArthur Park, Harry's Bar and American Grill, Prego and Guaymas. In 1984, Saga Corporation acquired Spectrum Foods, and from that time until he joined the Company, Mr. Mindel served as President of the Saga Restaurant Group, which included Stuart Anderson's Black

Angus, Velvet Turtle, Spoons, Hotel Food Services and the newly acquired Spectrum Foods restaurants. In 1985, Mr. Mindel became the first person of non-Italian descent and the first American to be awarded the Caterina di Medici medal. Awarded by the Italian government, the medal recognizes persons who have excelled in preserving the Italian heritage outside of Italy. In 1998, Mr. Mindel became one of a select group of restaurant industry leaders to receive the International Foodservice Manufacturers Association's Foodservice Operator of the Year and Gold Plate Award.

    Michael J. Hislop, age 45, joined the Company as President and Chief Operating Officer in July 1995 and was promoted to Chief Executive Officer and President in 1998. From April 1991 to May 1995, Mr. Hislop served as Chairman and Chief Executive Officer of Chevy's Mexican Restaurants which, under his direction, grew from 17 locations to 63 locations nationwide. From 1982 to 1991, Mr. Hislop was employed by El Torito Mexican Restaurants, Inc., serving first as Regional Operator, then as Executive Vice President of Operations and for the last three years as Chief Operating Officer. From 1979 to 1982, Mr. Hislop was employed by T.G.I. Fridays Restaurants, Inc. as a Regional Manager.

    Peter P. Hausback, age 40, was appointed Chief Financial Officer and Secretary on December 1, 1999. Mr. Hausback is also Vice President of Finance and has held that position since May 1999. From April 1998 to May 1999, Mr. Hausback was the Vice President of Planning and Analysis and from February 1992 to April 1998 he was Controller. Prior to joining the Company, Mr. Hausback was employed at Price Waterhouse.

    Michael J. Beatrice, age 46, joined the Company as Vice President, Operations, in April 1996 and was promoted to Chief Operating Officer in 1998. From 1994 to 1996, Mr. Beatrice was Vice President, Operations, for an area developer of Boston Chicken, a restaurant company. From 1991 to 1994, he owned and operated an upscale, full-service Italian restaurant north of Boston. From 1983 to 1991, he served a variety of positions with El Torito Mexican Restaurant, Inc., most recently as Regional Vice President.

ITEM 2.    PROPERTIES

    All of the Company's operations are located in leased facilities. Current restaurant and wholesale bakery leases have expiration dates ranging from 2000 to 2017, with the majority of the leases providing for five-year options to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Some of the leases require the Company to pay the costs of insurance, taxes and a portion of the lessor's operating costs. See Note 10 to Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future periods. The Company's lease for its Las Vegas restaurant contains certain termination and relocation provisions. See "Item 1. Business -- Risk Factors -- Long-Term, Non-Cancelable Leases; Termination Provisions."

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

      FISCAL QUARTER ENDED:                      HIGH         LOW
                                                ------       ------
      1998
      ----
      March 29, 1998 .................          $15.88       $12.13
      June 28, 1998 ..................          $14.94       $11.00
      September 27, 1998 .............          $13.75       $ 4.50
      December 27, 1998 ..............          $ 8.25       $ 5.13

      1999
      ----
      March 28, 1999 .................          $11.25       $ 6.38
      June 27, 1999 ..................          $15.00       $ 8.63
      September 26, 1999 .............          $15.13       $ 9.38
      December 26, 1999 ..............          $10.00       $ 5.50


    At February 29, 2000, there were 489 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock. The Board of Directors intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Since December 27, 1998, the Registrant has sold and issued the following unregistered securities:

    1. During the period, the Company granted incentive stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 373,367 shares of the Company's Common Stock, at an average exercise price ranging from $7.00 to $11.14. During the period, the Company granted non-qualified stock options to officers under the Plan covering an aggregate of 88,557 shares of the Company's Common Stock, at an average exercise price ranging from $7.00 to $10.13. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for option grants described above in that the Company believes such grants were not "sales" within the meaning of the Securities Act.


USE OF PROCEEDS

    (b) The Company's Registration Statement on Form S-1 covering the sale of 1,725,000 shares of Common Stock (No. 333-23605) (the "Registration Statement") was declared effective by the Commission on September 18, 1997. The net proceeds to the Company of the offering (including the net proceeds from the sale of shares issued upon exercise of the underwriters' overallotment option on October 1, 1997) were $11.3 million. From the effective date of the offering to December 26, 1999, the Company has used all available funds for the construction of new restaurants (architect fees, permits and building construction). None of such expenses were paid to affiliates, directors or officers of the Company, associates or officers or directors or persons or entities owning 10% or more of any class of equity securities of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.

                                                                             FISCAL YEAR
                                                   -----------------------------------------------------------------
                                                     1995           1996         1997           1998         1999
                                                   --------       -------      --------       -------      ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                      $ 43,647       $50,599      $ 65,525       $75,523      $  92,266
  Wholesale bakeries                                  5,181         6,016         6,284         7,615          8,167
  Retail bakeries                                     5,312         4,137           311            --             --
                                                   --------       -------      --------       -------      ---------
     Total revenues                                  54,140        60,752        72,120        83,138        100,433
                                                   --------       -------      --------       -------      ---------
Costs and expenses:
  Costs of sales                                     12,772        14,792        16,993        19,594         23,806
  Operating expenses                                 31,036        35,152        41,800        47,589         58,011
  Depreciation and amortization                       3,173         3,434         3,517         4,258          5,271
  Preopening expenses(1)                                131           426           432           534          1,077
  General and administrative expenses                 4,083         4,724         6,012         6,299          7,728
  Provision for store closures                          932            --          (470)           --             --
                                                   --------       -------      --------       -------      ---------
    Total costs and expenses                         52,127        58,528        68,284        78,274         95,893
                                                   --------       -------      --------       -------      ---------
Income from operations                                2,013         2,224         3,836         4,864          4,540
Interest income (expense), net                           59           127           398           811            433
                                                   --------       -------      --------       -------      ---------
Income before income taxes and change
  In accounting principle                             2,072         2,351         4,234         5,675          4,973
Provision (benefit) for income taxes                 (2,432)          898         1,651         2,224          1,914
                                                   --------       -------      --------       -------      ---------
Income before change in  accounting principle         4,504         1,453         2,583         3,451          3,059
Cumulative effect of change in accounting
  Principle (net of taxes)(1)                           --            --            --            326             --
                                                   --------       -------      --------       -------      ---------
Net income                                         $  4,504       $ 1,453      $  2,583       $ 3,125      $   3,059
                                                   ========       =======      ========       =======      =========
Basic earnings per share before change in
  Accounting principle                             $   1.01       $  0.32      $   0.53       $  0.59      $    0.54
Cumulative effect of change in accounting
  Principle                                              --            --            --          0.06             --
                                                   --------       -------      --------       -------      ---------
Basic earnings per share                           $   1.01       $  0.32      $   0.53       $  0.53      $    0.54
                                                   ========       =======      ========       =======      =========
Basic weighted average shares outstanding             4,452         4,485         4,908         5,846          5,713
                                                   ========       =======      ========       =======      =========

Diluted earnings per share before change in
  Accounting principle                             $   1.00       $  0.32      $   0.48       $  0.55      $    0.50
Cumulative effect of change in accounting
  Principle                                              --            --            --          0.05             --
                                                   --------       -------      --------       -------      ---------
Diluted earnings per share                         $   1.00       $  0.32      $   0.48       $  0.50      $    0.50
                                                   ========       =======      ========       =======      =========
Diluted weighted average shares outstanding           4,499         4,570         5,433         6,298          6,097
                                                   ========       =======      ========       =======      =========

BALANCE SHEET DATA (AT YEAR END):

Working capital (deficit)                          $    807       $   158      $ 11,094       $ 6,748      $  (3,391)
Total assets                                         34,194        34,855        52,091        57,354         65,158
Long-term debt (excluding current portion)              150            --            --            --             --
Stockholders' equity                                 21,283        22,936        37,126        39,509         42,578

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

     Preopening costs consist of direct costs related to hiring and training the initial workforce, promotion and certain other direct costs related to opening new restaurants. Prior to 1998, the Company capitalized preopening expenses for each of its new units and amortized the costs over the 12-month period following the opening of the unit. On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants approved Statement of Position 98-5 (SOP) entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets, and is effective for fiscal years beginning after December 15, 1998. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in 1999 and 1998 were expensed as incurred. The new expense-as-incurred standard has in the past resulted in and may in the future lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS 1997, 1998 AND 1999

    The following table sets forth operating results as a percentage of total revenues and the percentage change in amounts for the periods indicated.

                                                  PERCENTAGE OF TOTAL REVENUES      PERCENTAGE INCREASE
                                                           FISCAL YEAR                   (DECREASE)
                                                 ------------------------------  ----------------------------
                                                  1997        1998        1999   1998 VS. 1997  1999 VS. 1998
                                                 ------      ------      ------  -------------  -------------
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                     90.9%       90.8%       91.9%        15.3%        22.2%
  Wholesale bakeries                               8.7%        9.2%        8.1%        21.2%         7.2%
  Retail bakeries                                  0.4%        0.0%        0.0%      -100.0%        -0.0%
                                                 ------      ------      ------       ------       ------
     Total revenues                              100.0%      100.0%      100.0%        15.3%        20.8%
                                                 ------      ------      ------       ------       ------

Costs and expenses:
  Costs of sales                                  23.6%       23.6%       23.7%        15.3%        21.5%
  Operating expenses                              58.0%       57.2%       57.8%        13.8%        21.9%
  Depreciation and amortization                    4.9%        5.1%        5.2%        21.1%        23.8%
  Preopening expenses(1)                           0.6%        0.6%        1.1%        23.6%       101.7%
  General and administrative expenses              8.3%        7.6%        7.7%         4.8%        22.7%
  Provision for store closures                    -0.7%        0.0%        0.0%      -100.0%         0.0%
                                                 ------      ------      ------       ------       ------
    Total costs and expenses                      94.7%       94.1%       95.5%        14.6%        22.5%
                                                 ------      ------      ------       ------       ------
Income from operations                             5.3%        5.9%        4.5%        26.8%        -6.7%
Interest income (expense), net                     0.6%        1.0%        0.4%       103.8%       -46.6%
                                                 ------      ------      ------       ------       ------
Income before income taxes and change
  in accounting principle                          5.9%        6.9%        4.9%        34.0%       -12.4%
Provision for income taxes                         2.3%        2.7%        1.9%        34.7%       -13.9%
                                                 ------      ------      ------       ------       ------
Income before change in accounting
  Principle                                        3.6%        4.2%        3.0%        33.6%       -11.4%
Cumulative effect of change in accounting
  principle (net of tax)(1)                        0.0%        0.4%        0.0%       100.0%      -100.0%
                                                 ------      ------      ------       ------       ------
Net income                                         3.6%        3.8%        3.0%        21.0%        -2.1%
                                                 ======      ======      ======       ======       ======

(1) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 2 to Financial Statements.

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES

     Total restaurant revenues increased by $16.7 million, or 22.2%, to $92.3 million in 1999 from $75.5 million in 1998. The increase was primarily attributable to (i) the opening of four new restaurants in 1999 as well as two new restaurants opened late in 1998 and (ii) a 3.1% increase in comparable restaurant sales. Comparable restaurant sales are calculated to include a new restaurant only after the first full month following the eighteenth month of its operation. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in the second quarter of 1999. Total wholesale bakery revenues increased by $552,000, or 7.2%, to $8.2 million in 1999 from $7.6 million in 1998. The increase was attributable to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

COST OF SALES

     Cost of sales as a percentage of revenues was 23.7% for 1999 and 23.6% for 1998. The slight increase was due to higher initial cost of sales for the four new restaurants opened in 1999.

OPERATING EXPENSES

    Operating expenses include all restaurant and wholesale bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses as a percentage of revenues increased to 57.8% from 57.2% in 1998. This increase was primarily attributable to increases in minimum wage rates applicable at certain restaurants (Portland and Seattle) and the corresponding indirect pressure on other wages, as well as non-recurring charges related to the disposition of equipment from two wholesale bakeries as a result of the consolidation of certain bakery operations during 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses as a percentage of revenues increased slightly to 5.2% in 1999 from 5.1% in 1998, primarily reflecting increased depreciation related to new unit construction costs.

PREOPENING EXPENSES

    Prior to 1998, preopening expenses for each of the Company's new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, preopening costs in 1998 were expensed as incurred. This change is discussed in more detail in the "Overview" above. Preopening expenses as a percentage of revenues were 1.1% for 1999 and 0.6% for 1998. This increase in preopening costs was due to the opening of four new restaurants in 1999 versus two new restaurants in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses as a percentage of revenues increased to 7.7% in 1999 from 7.6% in 1998. The slight increase was primarily due to non-recurring charges associated with the Company's review of financial and strategic alternatives to enhance stockholder value, and costs incurred with respect to the evaluation and negotiation of leases for two potential sites, that the Company subsequently decided not to pursue, offset by stable administrative staffing expense levels.

INTEREST INCOME (EXPENSE)

     Interest income decreased to $464,000 from $844,000 in 1998, reflecting interest on lower average cash balances as a result of the use of cash to fund the construction of new restaurants.

INCOME TAX PROVISION

     The Company's effective tax rate decreased for fiscal 1999 to 38.5% from 39.2% for fiscal 1998, reflecting the planned use of various deductible tax assets and FICA credits.

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES

     Total restaurant revenues increased by $10.0 million, or 15.3%, to $75.5 million in 1998 from $65.5 million in 1997. The increase was primarily attributable to (i) the opening of four new restaurants, two of which opened in late 1997 and another two in late 1998, and (ii) a 3.2% increase in comparable restaurant sales. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in 1998. As a result of the disposition of the Company's four remaining free-standing retail bakeries in February 1997, the Company had no retail bakery revenues in 1998. Total wholesale bakery revenues increased by $1.3 million, or 21.2%, to $7.6 million in 1998 from $6.3 million in 1997. The increase was attributable to the addition of new wholesale accounts as well as increased sales to existing accounts.

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

PREOPENING EXPENSES

    Prior to 1998, preopening expenses for each of the Company's units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, preopening costs in 1998 were expensed as incurred. This change is discussed in more detail in the "Overview" above. Preopening costs in both 1997 and 1998 related to the opening of two new restaurants. Preopening expenses as a percentage of revenues were 0.6% for both 1998 and 1997, as the increase in preopening costs in 1998 was offset by increased revenues.

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

INTEREST INCOME (EXPENSE)

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

INCOME TAX PROVISION

     The Company's effective tax rate was 39.2% for fiscal 1998 and 39.0% for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 26, 1999, the Company had $5.1 million in cash and cash equivalents.

    For the periods presented, the Company has funded its capital expansion primarily from the proceeds of the Company's initial public offering in September 1997, as well as with cash flow generated from new and existing restaurant operations. All proceeds from the Company's initial public offering have been used to fund its expansion. The cash flow from operations increased to $10.9 million for fiscal 1999 from $8.9 million in fiscal 1998. At December 26, 1999, the Company had a working capital deficit of $3.4 million compared to working capital of $6.7 million at December 27, 1998. The Company's working capital deficit is primarily attributable to the timing of the payment of the Company's current payables along with a decrease in cash as a result of funding its capital expansion.

     Net cash provided by financing activities was $10,000 for 1999 as compared to cash used of $742,000 in 1998. In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases were made in the open market at prevailing prices or in negotiated off-market transactions. Through December 26, 1999, the Company had repurchased 499,400 shares of common stock in the open market for an aggregate of approximately $3.0 million. On December 9, 1999, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's common stock. As of February 29, 2000, no additional shares had been repurchased. In addition, during 1999, the Company received $712,000 in cash from the issuance of common stock under the Company's employee stock purchase plan and $281,000 from the issuance of common stock upon exercise of stock options.

    The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and which expires on June 30, 2000. At December 26, 1999, there were no amounts outstanding under the credit line. The Company intends to seek to renew the line of credit. The credit line requires that certain financial ratios be maintained. As of December 26, 1999, the Company was not in compliance with one of these covenants. The bank waived non-compliance with one of the bank loan covenants at December 26, 1999, and provided for waiver of compliance until March 24, 2000.

     Capital expenditures, net of construction allowances received, were $18.1 million for 1999 as compared to $11.3 million for 1998. This increase primarily reflected construction costs for the Company's four new restaurants and new wholesale bakery facility opened in 1999. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. To date, these expenditures have been funded primarily by the proceeds from the Company's initial public offering and cash flow generated from new and existing restaurant and bakery operations. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

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

    The Company's Year 2000 preparations began in fiscal 1997. The preparations included identification and assessment of all software, hardware, equipment and non-information technology (IT) systems that could be affected by the Year 2000 issue and remedial action, where necessary, followed by further testing. Analysis to identify internal Year 2000 deficiencies has been completed.

    Based upon its identification and assessment efforts to date, the Company identified one main software system, its wholesale bakery group software system that required replacement. This system had already been identified as a system that was to be replaced in the ordinary course of business. In 1999, the Company replaced the current wholesale bakery group software with a system that is Year 2000 compliant.

    The Company contacted critical suppliers of products and services to determine the extent to which the Company could be vulnerable to such suppliers' failures to resolve their own Year 2000 compliance issues. The Company obtained verbal assurances and verification of Year 2000 compliance from the third parties that have provided licensed software for such systems as accounting and point-of-sale and payroll services.

    To date, the Year 2000 issue has not posed significant operational problems for the Company. However, the failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business operations. Additionally, there can be no assurance that the Year 2000 problems of other entities will not have a material adverse effect on the Company's systems or results of operations.

FACTORS AFFECTING OPERATING RESULTS AND QUARTERLY RESULTS

     Certain statements set forth in this Managements' Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated restaurant openings, expansion strategy, the projected investment costs and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors."

     The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food and labor costs, potentially adverse weather conditions, and the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

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

INFLATION

    The primary inflationary factors affecting the Company's operations are food and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. The minimum wage increased in California to $5.75 an hour in March 1998. In January 1999, the minimum wage increased to $6.50 an hour in Oregon and to $5.70 an hour in Washington. On January 1, 2000, the minimum wage increased to $6.50 an hour in Washington. Additional increases in the federal minimum wage have also been proposed. There can be no assurance that the Company will be able to pass the additional increases through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        IL FORNAIO (AMERICA) CORPORATION
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                Page
Independent Auditors' Report.................................................................     25

Balance Sheets as of December 27, 1998 and December 26, 1999.................................     26

Statements of Income for the years ended December 28, 1997, December 27, 1998,
and December 26, 1999........................................................................     27

Statements of  Stockholders' Equity for the years ended December 28, 1997,
December 27, 1998, and December 26, 1999.....................................................     28

Statements of Cash Flows for the years ended December 28, 1997, December 27, 1998,
and December 26, 1999........................................................................     29

Notes to Financial Statements................................................................     30

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Il Fornaio (America) Corporation:

     We have audited the accompanying balance sheets of Il Fornaio (America) Corporation (the "Company") as of December 26, 1999 and December 27, 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Il Fornaio (America) Corporation as of December 26, 1999 and December 27, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 1999 in conformity with generally accepted accounting principles.



     /s/ DELOITTE & TOUCHE LLP
-----------------------------------
         DELOITTE & TOUCHE LLP


San Francisco, California
March 8, 2000

                        IL FORNAIO (AMERICA) CORPORATION

                                 BALANCE SHEETS
                        (in thousands, except share data)




                                                                        DECEMBER 27,     DECEMBER 26,
                                                                           1998             1999
                                                                        ------------     ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents .........................................   $    12,296       $  5,118
  Restricted cash ...................................................           378            314
  Accounts receivable, net ..........................................         1,495          1,785
  Note receivable ...................................................            19             --
  Inventories .......................................................         1,871          2,559
  Prepaid expenses and other assets .................................           920          1,184
  Deferred tax assets, net ..........................................           245            218
                                                                        -----------       --------
          Total current assets ......................................        17,224         11,178
                                                                        -----------       --------

Property and equipment, net .........................................        38,620         52,433
Deferred tax assets, net ............................................         1,023          1,000
Other assets ........................................................           487            547
                                                                        -----------       --------
          Total assets ..............................................   $    57,354       $ 65,158
                                                                        ===========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................   $     3,910       $  6,982
  Accrued expenses ..................................................         6,566          7,587
                                                                        -----------       --------
          Total current liabilities .................................        10,476         14,569

Reserve for store closures ..........................................           244            159
Deferred lease incentives ...........................................         7,125          7,852
Commitments (Note 10)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued ...................................            --             --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 6,020,961 shares issued and 5,658,561 shares
     outstanding at December 27, 1998, and 6,193,119 shares issued
     and 5,693,719 shares outstanding at December 26, 1999 ..........             6              6
  Additional paid-in-capital ........................................        37,758         38,751
  Retained earnings .................................................         3,779          6,838
                                                                        -----------       --------
                                                                             41,543         45,595
  Treasury stock, 362,400 shares at December 27, 1998 and 499,400
   shares at December 26, 1999, at cost .............................        (2,034)        (3,017)
                                                                        -----------       --------
     Total stockholders' equity .....................................        39,509         42,578
                                                                        -----------       --------
          Total liabilities and stockholders' equity ................   $    57,354       $ 65,158
                                                                        ===========       ========

                 The accompanying notes are an integral part of
                           these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)



                                                                YEAR ENDED
                                                 -------------------------------------------
                                                 DECEMBER 28,   DECEMBER 27,    DECEMBER 26,
                                                     1997           1998            1999
                                                 ------------   ------------    ------------
Revenues:
  Restaurants ..................................   $ 65,525       $ 75,523       $  92,266
  Wholesale bakeries ...........................      6,284          7,615           8,167
  Retail bakeries ..............................        311             --              --
                                                   --------       --------       ---------
          Total revenues .......................     72,120         83,138         100,433
                                                   --------       --------       ---------
Costs and expenses:
  Cost of sales ................................     16,993         19,594          23,806
  Operating expenses ...........................     41,800         47,589          58,011
  Depreciation and amortization ................      3,517          4,258           5,271
  Preopening expenses ..........................        432            534           1,077
  General and administrative expenses ..........      6,012          6,299           7,728
  Provision for store closures .................       (470)            --              --
                                                   --------       --------       ---------
          Total costs and expenses .............     68,284         78,274          95,893
                                                   --------       --------       ---------
Income from operations .........................      3,836          4,864           4,540
Other income (expenses):
  Interest income ..............................        400            844             464
  Interest expense .............................         (2)           (33)            (31)
                                                   --------       --------       ---------
     Total other income (expenses), net ........        398            811             433
                                                   --------       --------       ---------
Income before income taxes and change in
  Accounting principle .........................      4,234          5,675           4,973
Provision for income taxes .....................      1,651          2,224           1,914
                                                   --------       --------       ---------
Income before change in accounting principle ...      2,583          3,451           3,059
Cumulative effect of change in accounting
  Principle (net of taxes) .....................         --            326              --
                                                   --------       --------       ---------
Net income .....................................   $  2,583       $  3,125       $   3,059
                                                   ========       ========       =========
BASIC EARNINGS PER SHARE
Basic earnings per share before change in
  Accounting principle .........................   $   0.53       $   0.59       $    0.54
Cumulative effect of change in accounting
  Principle ....................................         --           0.06              --
                                                   --------       --------       ---------
Basic earnings per share .......................   $   0.53       $   0.53       $    0.54
                                                   ========       ========       =========
Basic weighted average shares outstanding ......      4,908          5,846           5,713
                                                   ========       ========       =========
DILUTED EARNINGS PER SHARE
Diluted earnings per share before change in
  Accounting principle .........................   $   0.48       $   0.55       $    0.50

Cumulative effect of change in accounting
  Principle ....................................         --           0.05              --
                                                   --------       --------       ---------
Diluted earnings per share .....................   $   0.48       $   0.50       $    0.50
                                                   ========       ========       =========
Diluted weighted average shares outstanding ....      5,433          6,298           6,097
                                                   ========       ========       =========

                 The accompanying notes are an integral part of
                           these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                                                                  RETAINED
                                         PREFERRED STOCK            COMMON STOCK    ADDITIONAL    EARNINGS
                                     ----------------------     -------------------   PAID-IN   (ACCUMULATED) TREASURY
                                       SHARES      AMOUNT         SHARES    AMOUNT    CAPITAL     (DEFICIT)    STOCK       TOTAL
                                     ---------  -----------     ---------   -------  ---------    --------- ------------ ----------
BALANCE, DECEMBER 29, 1996 .......   2,308,196  $    16,885     1,611,766   $ 7,980  $      --    $  (1,929)  $     --   $   22,936
Par value adjustment .............                              1,269,775    (7,978)     7,978                                   --
Issuance of common stock, net of
  offering expenses ..............                                                1     11,544                               11,545
Warrants converted to common .....                                 10,362        --         18                                   18
Conversion of preferred to common    2,308,196)     (16,885)    2,912,906         3     16,882                                   --
Exercise of common stock options .                                 13,704        --         44                                   44
Net income .......................                                                                    2,583                   2,583
                                     ---------  -----------     ---------   -------  ---------    ---------   --------   ----------
BALANCE, DECEMBER 28, 1997 .......          --           --     5,818,513         6     36,466          654                  37,126
Issuance of common stock under the
  1997 Purchase Plan .............                                119,836        --        959                                  959
Exercise of common stock options .                                 82,612        --        333                                  333
Repurchase of treasury stock .....                               (362,400)                                      (2,034)      (2,034)
Net income .......................                                                                    3,125                   3,125
                                     ---------  -----------     ---------   -------  ---------    ---------   --------   ----------
BALANCE, DECEMBER 27, 1998 .......          --           --     5,658,561         6     37,758        3,779     (2,034)      39,509
Issuance of common stock under the
  1997 Purchase Plan .............                                104,576        --        712                                  712
Exercise of common stock options .                                 67,582        --        281                                  281
Repurchase of treasury stock .....                               (137,000)                                        (983)        (983)
Net income .......................                                                                    3,059                   3,059
                                     ---------  -----------     ---------   -------  ---------    ---------   --------   ----------
BALANCE, DECEMBER 26, 1999 .......          --  $        --     5,693,719   $     6  $  38,751    $   6,838   $ (3,017)  $   42,578
                                     =========  ===========     =========   =======  =========    =========   ========   ==========

                 The accompanying notes are an integral part of
                           these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   YEAR ENDED
                                                   -------------------------------------------
                                                   DECEMBER 28,    DECEMBER 27,   DECEMBER 26,
                                                        1997           1998           1999
                                                   ------------    ------------   ------------
Cash flows from operating activities:
  Net income ......................................   $  2,583       $  3,125       $  3,059
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization ................      3,517          4,258          5,271
     Amortization of preopening expenses ..........        432             --             --
     Amortization of deferred lease incentives ....       (558)          (447)          (439)
     Change in accounting principle ...............         --            326             --
     Provision for store closures .................         28           (130)           (85)
     Gain on sale of property and equipment .......       (300)            --             --
     Retirement of fixed assets ...................        567             --            206
     Deferred income taxes ........................        502            736             50
  Changes in:
     Restricted cash ..............................       (180)           140             64
     Accounts receivable ..........................        (20)          (204)          (290)
     Note receivable ..............................       (204)            --             --
     Inventories ..................................       (369)          (151)          (688)
     Prepaid expenses and other assets ............     (1,095)           174           (264)
     Other assets .................................        (46)             4            (60)
     Accounts payable .............................        793            825          3,072
     Accrued expenses .............................      2,583            279          1,021
                                                      --------       --------       --------
       Net cash provided by operating activities ..      8,233          8,935         10,917
                                                      --------       --------       --------

Cash flows from investing activities:
  Construction allowances received ................        350          2,353          1,166
  Capital expenditures ............................     (7,942)       (13,623)       (19,290)
  Proceeds from sale of property and
     equipment ....................................      1,081             --             --
  Collection of note receivable ...................        391            102             19
                                                      --------       --------       --------
       Net cash used in investing activities ......     (6,120)       (11,168)       (18,105)
                                                      --------       --------       --------
Cash flows from financing activities:
  Payments on debt ................................       (150)            --             --
  Net proceeds from the issuance of common
     stock ........................................     11,545            959            712
  Exercise of stock options .......................         44            333            281
  Warrants converted to common stock ..............         18             --             --
  Repurchase of common stock ......................         --         (2,034)          (983)
                                                      --------       --------       --------
       Net cash provided by (used in)
          financing activities ....................     11,457           (742)            10
                                                      --------       --------       --------
Increase (decrease) in cash and equivalents .......     13,570         (2,975)        (7,178)
Cash and equivalents, beginning of year ...........      1,701         15,271         12,296
                                                      --------       --------       --------
Cash and equivalents, end of year .................   $ 15,271       $ 12,296       $  5,118
                                                      ========       ========       ========
Interest paid .....................................   $      3       $     28       $     38
                                                      ========       ========       ========
Income taxes paid .................................   $  1,730       $    685       $  1,747
                                                      ========       ========       ========
Noncash investing and financing activities:
  Issuance of note receivable for retail
     bakery and restaurant assets .................   $    704       $     --       $     --

                 The accompanying notes are an integral part of
                           these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and nature of operations - Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. At December 26, 1999, the Company owned and operated 21 Italian white tablecloth restaurants and three wholesale bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; Seattle, Washington and Atlanta, Georgia.

     Fiscal year - The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. The fiscal years ended December 28, 1997, December 27, 1998 and December 26, 1999 each contained 52 weeks of operations.

     Cash and equivalents - Cash equivalents consist primarily of investments with maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

     Restricted cash represents cash restricted for the Company's voluntary disability insurance plan and contributions to the employee stock purchase plan.

     Fair value of financial instruments - The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of the fair values of these financial instruments.

     Accounts receivable consist primarily of amounts due from wholesale customers, which are net of allowances for doubtful accounts of $217,000 and $85,000 as of December 27, 1998 and December 26, 1999, respectively.

     Inventories, consisting primarily of wine, liquor, grocery products and operating supplies, are stated at the lower of first-in, first-out method (FIFO) cost or market.

     Property and equipment are stated at cost and include interest on funds borrowed to finance construction. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: leasehold improvements - lesser of lease term or life of improvements; furniture, fixtures and equipment - 3 to 10 years. Leasehold improvements reimbursed by the landlord through construction allowances are capitalized as leasehold improvements with the construction allowances recorded as deferred lease incentives. Such leasehold improvements and related deferred lease incentives are amortized on a straight-line basis over the lease term.

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

     Earnings per share - Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

     Segments - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services and major customers. The Company manages on the basis of two business segments consisting of the restaurants and the wholesale bakeries. See Note 11.

     Reclassifications - Certain fiscal 1997 and 1998 amounts have been reclassified to conform with fiscal 1999 presentations.

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

     The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998. The Company's adoption of SOP 98-5 resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of preopening costs as of December 28, 1997. Preopening costs in 1998 and 1999 were expensed as incurred. The new expense-as-incurred standard has resulted in the past and may in the future lead to increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings.

3. NOTE RECEIVABLE

     On February 14, 1997, the Company sold the net assets of its four remaining free-standing retail bakeries for $815,000 including a promissory note in the principal amount of $204,000. On February 19, 1999, the note receivable was paid in full.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                 1998           1999
                                                               --------       --------
      Leasehold improvements ...............................   $ 32,687       $ 45,128
      Machinery and equipment ..............................     15,186         17,911
      Furniture and fixtures ...............................      6,722          8,340
      Construction in progress .............................      3,063          5,003
                                                               --------       --------
                Total ......................................     57,658         76,382
      Less -- accumulated depreciation and amortization ....    (19,038)       (23,949)
                                                               --------       --------
      Property and equipment -- net ........................   $ 38,620       $ 52,433
                                                               ========       ========

5. ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):


      ACCRUED EXPENSES:                          1998        1999
                                                ------      ------
      Accrued payroll and related benefits ..   $1,807      $2,024
      Gift certificates .....................      779       1,041
      Accrued rent ..........................      660         831
      Accrued income taxes ..................      903       1,009
      Accrued sales taxes ...................    1,094         979
      Accrued construction costs ............      678         793
      Other .................................      645         910
                                                ------      ------
      Total accrued expenses ................   $6,566      $7,587
                                                ======      ======

6. LINE OF CREDIT

     The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility which expires on June 30, 2000 and bears interest at the bank's reference rate. There were no amounts outstanding under the credit line at December 26, 1999. The Company intends to seek to renew the line of credit. The credit agreement requires compliance with certain financial covenants. As of December 26, 1999, the Company was not in compliance with one of these covenants. The bank waived non-compliance with one of these covenants at December 26, 1999, and provided for waiver of compliance until March 24, 2000.

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

     In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases were authorized to be made in the open market at prevailing prices or in negotiated off-market transactions. Through December 26, 1999, the Company had repurchased 499,400 shares of common stock in the open market for an aggregate of approximately $3.0 million. On December 9, 1999, the Board of Directors authorized the repurchase of up to 250,000 additional shares of the Company's common stock.

     Stock Plans

     The Company maintains several stock option plans under which the Company may grant incentive stock options and nonqualified stock options to employees and non-employee directors. Stock options have been granted at prices at or above the fair market value on the date of the grant. Options vest and expire according to terms established at the grant date.

     In March 1997, the Board of Directors adopted and, in April 1997, the stockholders approved, an Equity Incentive Plan (the "1997 Incentive Plan") authorizing the issuance of 1,300,000 shares of common stock, a Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan") authorizing the issuance of 100,000 shares of common stock and an Employee Stock Purchase Plan (the "1997 Purchase Plan," and collectively, the "1997 Plans") authorizing the issuance of 300,000 shares of common stock. The 1997 Incentive Plan amends and restates the 1992 Stock Option Plan and 1995 Stock Option Plan. In March 1999, the Board amended the 1997

Incentive Plan to increase the number of shares authorized under the Plan by 500,000 shares. The 1997 Incentive Plan, as amended, was approved by the shareholders in May 1999. The 1997 Incentive Plan has authorized 1,800,000 shares of common stock for issuance. In March 2000, the Board subject to shareholder approval, amended the 1997 Incentive Plan and the 1997 Purchase Plan to increase the number of shares authorized for issuance thereunder by 500,000 shares and 200,000 shares, respectively.

     Employee Stock Purchase Plan

     During fiscal 1997, the Company implemented the 1997 Purchase Plan. The Company's 1997 Purchase Plan provides that eligible employees may contribute up to 15% of their base earnings toward semi-annual purchase of the Company's common stock with a value up to $25,000 per employee, per year. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the date of commencement of the offering or the date of purchase. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 300,000. On April 30, 1998, the first purchase date under the plan, an aggregate of 60,199 shares were issued under the plan at $9.35 per share, and on October 30, 1998, an aggregate of 59,267 shares were issued under the plan at $6.70 per share. On April 30, 1999, an aggregate of 52,308 shares were issued under the plan at $6.80 per share, and on October 29, 1999, an aggregate of 52,268 shares were issued under the plan at $6.81 per share.

     Stock Option Plans

     The following table reflects the activity under the Company's stock option plans:

                                       NUMBER OF      WEIGHTED
                                        OPTIONS    AVERAGE PRICE
                                       ---------   -------------
      Balance, December 31, 1996 ..      829,824       $ 4.49
      Granted .....................      169,555         6.15
      Exercised ...................      (13,704)        3.19
      Cancelled ...................       (5,890)        5.12
                                       ---------
      Balance, December 29, 1997 ..      979,785         4.79
      Granted .....................      256,738        13.33
      Exercised ...................      (82,612)        4.19
      Cancelled ...................      (11,750)        7.80
                                       ---------
      Balance, December 28, 1998 ..    1,142,161         6.72
      Granted .....................      461,924         8.70
      Exercised ...................      (67,582)        4.17
      Cancelled ...................      (48,172)        7.86
                                       ---------
      Balance, December 26, 1999 ..    1,488,331         7.38
                                       =========

     The weighted average fair values per share of options granted during 1998 and 1999 were $7.76 and $5.56, respectively.

     Additional information regarding options outstanding as of December 26, 1999 was as follows:

                                     OPTIONS OUTSTANDING
                     ----------------------------------------------------
                                     WEIGHTED AVG.                               OPTIONS EXERCISABLE
                                       REMAINING                            -----------------------------
    RANGE OF           NUMBER         CONTRACTUAL           WEIGHTED AVG.     NUMBER       WEIGHTED AVG.
 EXERCISE PRICES     OUTSTANDING      LIFE (YRS)           EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
 ---------------     -----------   --------------------    --------------   -----------   --------------
    $2.38-4.00        10,485            3.0                   $3.15           10,485          $3.15
     4.50-4.50       498,159            4.6                    4.50          490,485           4.50
     4.95-5.50       151,109            6.2                    5.05           96,219           5.05
     6.00-7.00       210,146            7.9                    6.40           60,272           6.11
     7.38-7.38       160,000           10.0                    7.38               --             --
   10.13-10.13       214,602            9.4                   10.13               --             --
   11.00-11.14         6,950            8.8                   11.09            1,000          11.00
   13.25-13.25       180,862            8.6                   13.25           46,051          13.25
   13.50-13.50        40,800            8.3                   13.50            8,400          13.50
   14.58-14.58        15,218            8.8                   14.58            3,805          14.58
                   ---------                                                 -------
    2.38-14.58     1,488,331            7.1                    7.38          716,717           5.42
                   =========                                                 =======

    At December 28, 1997 and December 27, 1998, options to purchase 451,136 and 557,770 shares of common stock, respectively, were exercisable under the plans.

         At December 26, 1999, the numbers of shares available for future grants under the various plans were as follows:

                                                   SHARES
                                                 AVAILABLE
                                                    FOR
                                                   GRANT
                                                 ---------
         1997 Directors Plan...................    74,500
         1997 Incentive Plan...................   296,780
         1997 Purchase  Plan...................    75,958

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

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 7.30 years for 1997, 4 years for 1998 and 3 years for 1999, stock volatility, .47%, .62% and .71% in 1997, 1998 and 1999, risk-free interest rates, 5.48% in 1997, 4.57% in 1998 and 6.27% in 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Under SFAS 123, the 1997 Purchase Plan would be compensatory due to the look-back feature, and $289,000 and $589,000 of compensation would have been recognized in 1998 and 1999, respectively. If the computed fair values of the 1997, 1998 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                          1997       1998      1999
                                        --------   --------  --------
        Net income (in thousands):
          As reported...............    $  2,583   $  3,125  $  3,059
          Pro forma.................       2,301      2,190     1,010
        Basic earnings per share:
          As reported...............    $   0.53   $   0.53  $   0.54
          Pro forma.................        0.47       0.37      0.18
        Diluted earnings per share:
          As reported...............    $   0.48   $   0.50  $   0.50
          Pro forma.................        0.42       0.35      0.17

     However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and subsequent pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                 1997           1998           1999
                                              ---------      ---------      ---------

      Shares used to compute basic EPS ....   4,907,875      5,846,215      5,712,818

      Add: effect of dilutive securities ..     525,316        451,295        384,551
                                              ---------      ---------      ---------

      Shares used to compute diluted EPS ..   5,433,191      6,297,510      6,097,369
                                              =========      =========      =========

9. INCOME TAXES

     The Company provides a deferred tax expense or benefit equal to the change in the deferred tax liability during the year. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. Significant components of the Company's net deferred tax balances as of December 27, 1998 and December 26, 1999 were as follows (in thousands):


                                                 1998         1999
                                               -------       ------
      Deferred tax assets:
        Compensation related ...............   $    61       $   72
        Fixed assets                                --            6
        Reserves for store closures ........       136          100
        Deferred rent liability ............       142          184
        Tax credit carryforwards ...........     1,327          701
        Other ..............................       146          155
                                               -------       ------
           Total deferred tax assets .......     1,812        1,218
                                               -------       ------
      Deferred tax liabilities:
        Fixed assets .......................      (544)          --
        Pre-opening expenses ...............        --           --
                                               -------       ------
           Total deferred tax liabilities ..      (544)          --
                                               -------       ------
      Net deferred tax assets ..............   $ 1,268       $1,218
                                               =======       ======

     The Company provided no valuation allowance against deferred tax assets recorded as of December 27, 1998 and December 26, 1999, as the Company believes it is "more-likely-than-not" that all deferred assets will be fully realized in future periods.

     As of December 26, 1999, the Company has unused investment and general business tax credits of approximately $54,000 and alternative minimum tax credits of approximately $647,000. The investment tax credits will begin to expire in 2003 and the minimum tax credits have an indefinite carryforward period.

     The provision for income taxes consists of the following (in thousands):

                                       1997            1998            1999
                                      ------          ------          ------
      Current provision:
        Federal ...................   $  826          $1,147          $1,470
        State .....................      323             340             394
                                      ------          ------          ------
           Total current ..........    1,149           1,487           1,864
      Deferred taxes, net .........      502             737              50
                                      ------          ------          ------
      Income tax expense ..........   $1,651          $2,224          $1,914
                                      ======          ======          ======

     The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows (in thousands):

                                                        1997          1998          1999
                                                      -------       -------       -------
      Federal income tax at 34% statutory rate ....   $ 1,440       $ 1,930       $ 1,691
      State income tax ............................       243           298           283
      FICA tip credit and other business credits ..      (159)         (119)         (325)
      Other accrual ...............................        85            82           229
      Permanent items and other ...................        42            33            36
                                                      -------       -------       -------
      Total .......................................   $ 1,651       $ 2,224       $ 1,914
                                                      =======       =======       =======

10. COMMITMENTS AND CONTINGENCIES

     The Company leases all restaurant, wholesale bakery and office space under operating leases, which terminate at various dates between 2001 and 2017. Certain leases require increased rental payments, generally related to changes in the Consumer Price Index and increases in property taxes and certain leases also provide for additional rent based on a percentage of sales. Total rent expense for all operating leases was as follows (in thousands):

                                      1997            1998            1999
                                     ------          ------          ------
      Minimum rentals ............   $2,339          $2,914          $3,649
      Contingent rentals .........    1,347           1,178           1,396
                                     ------          ------          ------
      Total rental expense .......   $3,686          $4,092          $5,045
                                     ======          ======          ======

     At December 26 1999, future minimum lease payments under long-term operating leases were as follows (in thousands):

                         YEAR
                    ENDING DECEMBER
                    ---------------
                    2000....................       $ 4,217
                    2001....................         4,172
                    2002....................         4,011
                    2003....................         3,816
                    2004....................         3,754
                   Thereafter...............        19,993
                                                   -------
                    Total...................       $39,963
                                                   =======

At December 26, 1999, fifteen of the Company's 21 restaurants and all three of the Company's wholesale bakeries are located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

11.        SEGMENT INFORMATION

       The Company classifies its business interests into two reportable segments: restaurants and wholesale bakeries (which includes retail bakeries for 1997). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on revenues and operating contribution (income before income taxes), which excludes unallocated corporate general and administrative costs and income tax expense or benefit. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

Financial information for the Company's business segments is as follows:

                                                            YEAR ENDED
                                             ------------------------------------------
                                             DECEMBER 28,   DECEMBER 27,   DECEMBER 26,
                                                 1997           1998           1999
                                             ------------   ------------   ------------
      Revenues:
      Restaurants .........................   $ 65,525       $ 75,523       $  92,266
      Wholesale bakeries ..................      8,439          9,750          10,598
       Intersegment revenues ..............     (1,844)        (2,135)         (2,431)
                                              --------       --------       ---------
      Total revenues ......................   $ 72,120       $ 83,138       $ 100,433
                                              ========       ========       =========
      Operating contribution:
      Restaurants .........................   $ 10,218       $ 11,275       $  12,763
      Wholesale bakeries ..................        260            731             909
      Unallocated .........................     (6,244)        (6,331)         (8,699)
                                              --------       --------       ---------
      Total operating contribution ........   $  4,234       $  5,675       $   4,973
                                              ========       ========       =========
      Depreciation and amortization:
      Restaurants .........................   $  2,823       $  3,457       $   4,443
      Wholesale bakeries ..................        475            491             503
      Corporate ...........................        219            310             325
                                              --------       --------       ---------
      Total  depreciation & amortization ..   $  3,517       $  4,258       $   5,271
                                              ========       ========       =========
      Capital expenditures:
      Restaurants .........................   $  7,350       $ 13,225       $  17,563
      Wholesale bakeries ..................         57            156           1,460
      Corporate ...........................        535            242             267
                                              --------       --------       ---------
      Total  capital expenditures .........   $  7,942       $ 13,623       $  19,290
                                              ========       ========       =========
      Property and equipment, net:
      Restaurants .........................   $ 25,731       $ 35,104       $  48,409
      Wholesale bakeries ..................      2,791          2,720           3,326
      Corporate ...........................        733            796             698
                                              --------       --------       ---------
      Total  property and equipment, net ..   $ 29,255       $ 38,620       $  52,433
                                              ========       ========       =========

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal years 1998 and 1999 are as follows:

                                                      FIRST        SECOND        THIRD         FOURTH
                                                   ----------      -------      -------      ----------
      1998 quarter:
        Total revenues .........................   $   19,696      $20,499      $20,095      $   22,848
        Income from operations .................        1,298        1,591        1,041             934
        Income before change in
          Accounting principle .................          949        1,093          741             668
        Cumulative effect of change in
          Accounting principle (net of taxes) ..          326           --           --              --
        Net income .............................          623        1,093          741             668
        Basic net income per share before
          Change in accounting principle .......   $     0.16      $  0.19      $  0.12      $     0.12
        Cumulative effect of change in
          Accounting principle .................         0.06           --           --              --
        Basic net income per share .............   $     0.10      $  0.19      $  0.12      $     0.12
        Diluted net income per share before
          Change in accounting principle .......   $     0.15      $  0.17      $  0.12      $     0.11
        Cumulative effect of change in
          Accounting principle .................         0.05           --           --              --
        Diluted net income per share ...........   $     0.10      $  0.17      $  0.12      $     0.11

      1999 quarter:
        Total revenues .........................   $   23,533      $23,705      $25,419      $   27,776
        Income from operations .................        1,380        1,469          579           1,112
        Net income .............................          942          980          414             723
        Basic net income per share .............   $     0.17      $  0.17      $  0.07      $     0.13
        Diluted net income per share ...........   $     0.16      $  0.16      $  0.07      $     0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

    The information required by this Item concerning the Company's directors is incorporated by reference from the sections captioned "Proposal 1: Election of Directors" contained in the Company's definitive Proxy Statement related to the Annual Meeting of Stockholders to be held May 3, 2000, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.

        -   Index to Financial Statements
        -   Independent Auditors' Report
        -   Balance Sheets at December 27, 1998 and December 26, 1999
        - Statements of Income for the years ended December 28, 1997, December 27, 1998 and December 26, 1999
        - Statements of Stockholders' Equity for the years ended December 28, 1997, December 27, 1998 and December 26, 1999
        - Statements of Cash Flows for the years ended December 28, 1997, December 27, 1998 and December 26, 1999
        -   Notes to Financial Statements

2. All schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

3.         Exhibits

Exhibit
Number                           Description
-------                          -----------
3.1        Amended and Restated Certificate of Incorporation. (1)
3.2        By-laws, as amended. (7)
3.3        Reference is made to Exhibits 3.1 and 3.2.
4.2        Speciman stock certificate. (4)
10.1*      Form of Indemnity Agreement between the Company and each executive officer and director. (3)
10.2*      Summary of Bonus Plan for 1999.
10.3*      1997 Equity Incentive Plan, as amended, and forms of related agreements.
10.4*      1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.
10.5*      1997 Non-Employee Directors' Plan and form of agreement related thereto. (5)
10.6       Form of Series F Preferred Stock Purchase Agreement with Schedule of additional Preferred Stock Purchase Agreements attached. (3)
10.7       Form of Warrant to purchase shares of Series F Preferred Stock of the
           Registrant. (3)
10.8       Revised License Agreement, dated December 11, 1986 and Stock Purchase
           Agreement dated March 6, 1987, between the Company and Vegetti
           S.r.1.(3)
10.9       Assignment of Trademark Registrations Nunc Pro Tunc executed by
           Vegetti S.r.1.(3)
10.10+     Lease Agreement, dated December 22, 1988, and Amendment, dated
           October 4, 1989, between the Company and Cowper Square Partners, for the Palo Alto restaurant. (3)
10.11+     Lease Agreement, dated November 21, 1991, between the Company and
           Hotel Sainte Claire Partners, L.P., for Hotel Sainte Claire, San
           Jose. (3)
10.12+     Lease Agreement dated April 15, 1996, between the Company and New
           York-New York Hotel, LLC, for the Las Vegas Restaurant. (3)
10.13      Food Service Operations Agreement dated November 21, 1991, between the Company and Mobedshahi Hotel Group, Inc. (3)
10.15*     Employment Agreement dated April 1995, between the Company and
           Michael J. Hislop. (3)
10.16*     1991 Incentive Stock Option Plan and form of related agreement. (1)
10.17*     1992 Non-Employee Directors' Stock Option Plan and form of related agreement. (1)
10.18*     1988 Stock Option Plan and form of related agreement. (1)
10.19      Underwriting Agreement dated September 18, 1997 between the Company and the Representatives of the Underwriters. (2)
10.20      Revolving Line of Credit Note and Loan Agreement between the Company and Wells Fargo Bank, N.A., dated March 31, 1998. (6)
23.1       Consent of Deloitte & Touche LLP.
24.1       Power of Attorney, Reference is made to the signature page.
27.1       Financial Data Schedule.

-------------

(1) Filed as an exhibit to the Registrant's Form S-8 (File No. 333-46421), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (0-29410), and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-23605), on March 19, 1997, and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement (File No. 333-23605), on July 1, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to Amendment No. 2 to the Form S-1 Registration Statement (File No. 333-23605), on August 22, 1997, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 (0-29410), and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998.
 * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
 + Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.

(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed for the quarter ended December 26, 1999.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Date: March 23, 2000               Il Fornaio (America) Corporation



                                       By:       /s/ LAURENCE B. MINDEL
                                          -------------------------------------
                                                 Laurence B. Mindel
                                                 Chairman of the Board


                                       By:       /s/ MICHAEL J. HISLOP
                                          -------------------------------------
                                                     Michael J. Hislop
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurence B. Mindel and Peter P. Hausback and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him, and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, or his substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                            DATE
              ---------                                 -----                            ----
         /s/ LAURENCE B. MINDEL           Chairman of the Board                      March 23, 2000
---------------------------------------
          Laurence B. Mindel


          /s/ MICHAEL J. HISLOP           President and Chief Executive Officer      March 23, 2000
---------------------------------------   (Principal Executive Officer)
            Michael J. Hislop


          /s/ PETER P. HAUSBACK           Vice President, Finance and                March 23, 2000
---------------------------------------   Chief Financial Officer
            Peter P. Hausback             (Principal Financial and Accounting
                                          Officer)


         /s/ DEAN A. CORTOPASSI           Director                                   March 23, 2000
---------------------------------------
           Dean A. Cortopassi

          /s/ W. SCOTT HEDRICK            Director                                   March 23, 2000
---------------------------------------
            W. Scott Hedrick


          /s/ F. WARREN HELLMAN           Director                                   March 23, 2000
---------------------------------------
            F. Warren Hellman


          /s/ W. HOWARD LESTER            Director                                   March 23, 2000
---------------------------------------
            W. Howard Lester


          /s/ LAWRENCE F. LEVY            Director                                   March 23, 2000
---------------------------------------
            Lawrence F. Levy

                                 EXHIBIT INDEX



Exhibit
Number                           Description
-------                          -----------
3.1        Amended and Restated Certificate of Incorporation. (1)
3.2        By-laws, as amended. (7)
3.3        Reference is made to Exhibits 3.1 and 3.2.
4.2        Speciman stock certificate. (4)
10.1*      Form of Indemnity Agreement between the Company and each executive officer and director. (3)
10.2*      Summary of Bonus Plan for 1999.
10.3*      1997 Equity Incentive Plan, as amended, and forms of related agreements.
10.4*      1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.
10.5*      1997 Non-Employee Directors' Plan and form of agreement related thereto. (5)
10.6       Form of Series F Preferred Stock Purchase Agreement with Schedule of additional Preferred Stock Purchase Agreements attached. (3)
10.7       Form of Warrant to purchase shares of Series F Preferred Stock of the
           Registrant. (3)
10.8       Revised License Agreement, dated December 11, 1986 and Stock Purchase
           Agreement dated March 6, 1987, between the Company and Vegetti
           S.r.1.(3)
10.9       Assignment of Trademark Registrations Nunc Pro Tunc executed by
           Vegetti S.r.1.(3)
10.10+     Lease Agreement, dated December 22, 1988, and Amendment, dated
           October 4, 1989, between the Company and Cowper Square Partners, for the Palo Alto restaurant. (3)
10.11+     Lease Agreement, dated November 21, 1991, between the Company and
           Hotel Sainte Claire Partners, L.P., for Hotel Sainte Claire, San
           Jose. (3)
10.12+     Lease Agreement dated April 15, 1996, between the Company and New
           York-New York Hotel, LLC, for the Las Vegas Restaurant. (3)
10.13      Food Service Operations Agreement dated November 21, 1991, between the Company and Mobedshahi Hotel Group, Inc. (3)
10.15*     Employment Agreement dated April 1995, between the Company and
           Michael J. Hislop. (3)
10.16*     1991 Incentive Stock Option Plan and form of related agreement. (1)
10.17*     1992 Non-Employee Directors' Stock Option Plan and form of related agreement. (1)
10.18*     1988 Stock Option Plan and form of related agreement. (1)
10.19      Underwriting Agreement dated September 18, 1997 between the Company and the Representatives of the Underwriters. (2)
10.20      Revolving Line of Credit Note and Loan Agreement between the Company and Wells Fargo Bank, N.A., dated March 31, 1998. (6)
23.1       Consent of Deloitte & Touche LLP.
24.1       Power of Attorney, Reference is made to the signature page.
27.1       Financial Data Schedule.

-------------

(1) Filed as an exhibit to the Registrant's Form S-8 (File No. 333-46421), and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (0-29410), and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-23605), on March 19, 1997, and incorporated herein by reference.
(4) Filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement (File No. 333-23605), on July 1, 1997, and incorporated herein by reference.
(5) Filed as an exhibit to Amendment No. 2 to the Form S-1 Registration Statement (File No. 333-23605), on August 22, 1997, and incorporated herein by reference.
(6) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998 (0-29410), and incorporated herein by reference.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998.
 * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
 + Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.