Form 10-Q
period 2000-03-26
IL FORNAIO AMERICA CORP
filed 2000-05-09
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended March 26, 2000 or

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

As of May 9, 2000 there were 5,771,346 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
Part  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets - March 26, 2000 and
              December 26, 1999..............................................   3

            Condensed Statements of Income- Three months ended
              March 26, 2000 and March 28, 1999..............................   4

            Condensed Statements of Cash Flow- Three months ended
              March 26, 2000 and March 28, 1999 .............................   5

            Notes to Condensed Financial Statements..........................   6

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................   7

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....  10

Part II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K...............................  11

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                         MARCH 26,       DECEMBER 26,
                                                                           2000             1999
                                                                         --------        ------------
                            ASSETS
Current assets:
  Cash and cash equivalents ....................................         $  5,295          $  5,118
  Restricted cash ..............................................              510               314
  Accounts receivable, net .....................................            1,832             1,785
  Inventories ..................................................            2,674             2,559
  Prepaid expenses and other assets ............................              766             1,184
  Deferred tax assets, net .....................................              245               218
                                                                         --------          --------
          Total current assets .................................           11,322            11,178

Property and equipment, net ....................................           53,455            52,433
Deferred tax assets, net .......................................              973             1,000
Other assets ...................................................              584               547
                                                                         --------          --------
          Total assets .........................................         $ 66,334          $ 65,158
                                                                         ========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................         $  5,017          $  6,982
  Accrued expenses .............................................            8,414             7,587
                                                                         --------          --------
          Total current liabilities ............................           13,431            14,569

Reserve for store closures .....................................              155               159
Deferred lease incentives ......................................            9,149             7,852
                                                                         --------          --------
          Total liabilities ....................................           22,735            22,580
                                                                         --------          --------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized; no shares issued ................................               --                --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 6,224,609 shares issued and 5,725,209 shares
   outstanding at March 26, 2000 and 6,193,119
   shares issued  and 5,693,719 shares outstanding at
   December 26, 1999 ...........................................                6                 6
  Additional paid-in-capital ...................................           38,900            38,751
  Retained earnings ............................................            7,710             6,838
                                                                         --------          --------
                                                                           46,616            45,595
  Treasury stock, 499,400 shares, at cost ......................           (3,017)           (3,017)
                                                                         --------          --------
     Total stockholders' equity ................................           43,599            42,578
                                                                         --------          --------
          Total liabilities and stockholders' equity ...........         $ 66,334          $ 65,158
                                                                         ========          ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                           MARCH 26,         MARCH 28,
                                                             2000              1999
                                                           --------          --------
Revenues:
  Restaurants ....................................         $ 27,477          $ 21,547
  Bakeries .......................................            2,172             1,986
                                                           --------          --------
        Total revenues ...........................           29,649            23,533
                                                           --------          --------
Costs and expenses:
  Cost of sales ..................................            7,107             5,538
  Operating expenses .............................           17,174            13,621
  Depreciation and amortization ..................            1,476             1,134
                                                           --------          --------
        Total restaurant and bakery costs ........           25,757            20,293
                                                           --------          --------
Income from restaurant and bakery operations .....            3,892             3,240
  Pre-opening expenses ...........................              238                 7
  General and administrative expenses ............            2,311             1,853
                                                           --------          --------
Operating income .................................            1,343             1,380
Other income (expenses):
  Interest income ................................               81               151
  Interest expense ...............................              (23)               --
                                                           --------          --------
        Total other income (expenses), net .......               58               151
                                                           --------          --------
Income before income taxes .......................            1,401             1,531
Provision for income taxes .......................              529               589
                                                           --------          --------
Net income .......................................         $    872          $    942
                                                           ========          ========
BASIC EARNINGS PER SHARE
Basic earnings per share .........................         $   0.15          $   0.17
                                                           ========          ========
Basic weighted average shares outstanding ........            5,702             5,659
                                                           ========          ========
DILUTED EARNINGS PER SHARE
Diluted earnings per share .......................         $   0.15          $   0.16
                                                           ========          ========
Diluted weighted average shares outstanding ......            5,995             6,021
                                                           ========          ========



                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                      THREE MONTHS ENDED
                                                                  ---------------------------
                                                                  MARCH 26,         MARCH 28,
                                                                    2000              1999
                                                                  --------          --------
Cash flows from operating activities:
   Net income ...........................................         $    872          $    942
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization ....................            1,558             1,216
       Amortization of deferred lease incentives ........             (148)             (122)
       Provision for store closures .....................               (4)              (20)
       Retirement of fixed assets .......................               --                13
   Changes in:
       Restricted cash ..................................             (196)             (162)
       Accounts receivable ..............................              (47)              299
       Inventories ......................................             (115)             (166)
       Prepaid expenses .................................              418               288
       Other assets .....................................              (37)                7
       Accounts payable .................................           (1,965)             (712)
       Accrued expenses .................................              827              (631)
                                                                  --------          --------
          Net cash provided by operating activities .....            1,163               952
                                                                  --------          --------
Cash flows from investing activities:
   Capital expenditures .................................           (2,580)           (2,311)
   Construction allowance received ......................            1,445                --
   Collection of note receivable ........................               --                19
                                                                  --------          --------
          Net cash used in investing activities .........           (1,135)           (2,292)
                                                                  --------          --------
Cash flows from financing activities:
   Exercise of stock options ............................              149                 1
                                                                  --------          --------
          Net cash provided by financing activities .....              149                 1
                                                                  --------          --------
Increase/(Decrease) in cash and cash equivalents ........              177            (1,339)
Cash and cash equivalents, beginning of period ..........            5,118            12,296
                                                                  --------          --------
Cash and cash equivalents, end of period ................         $  5,295          $ 10,957
                                                                  ========          ========



                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Organization and Basis of Presentation

   Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of March 26, 2000, the Company owned and operated 22 Italian white tablecloth restaurants and three bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; Seattle Washington, Atlanta, Georgia, and Scottsdale, Arizona.

   The accompanying condensed unaudited financial statements of the Company for the three months ended March 26, 2000 and March 28, 1999, respectively, have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 26, 1999, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 26, 1999 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2000.

   Certain of the prior period amounts have been reclassified to conform to the current period presentation.

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

   The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                    THREE MONTHS ENDED
                                                ---------------------------
                                                MARCH 26,         MARCH 28,
                                                  2000              1999
                                                ---------         ---------
Shares used to compute basic EPS ......         5,701,535         5,658,675

Add: effect of dilutive securities ....           293,437           362,093
                                                ---------         ---------
Shares used to compute diluted EPS ....         5,994,972         6,020,768
                                                =========         =========


3. Segment Information

   The Company classifies its business interests into two reportable segments: restaurants and wholesale bakeries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in
Note 1 of the Company's audited financial statements included within the Company's Form 10-K for the fiscal year ended December 26, 1999. The Company evaluates performance and allocates resources based on revenues and operating contribution (income before income taxes), which excludes unallocated corporate general and administrative costs and income tax expense or benefit. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

   Financial information for the Company's business segments is as follows:

                                                     THREE MONTHS ENDED
                                                 ---------------------------
                                                 MARCH 26,         MARCH 28,
                                                   2000              1999
                                                 --------          --------
Revenues:
Restaurants ............................         $ 27,477          $ 21,547
Wholesale bakeries .....................            2,729             2,576
Intersegment revenues ..................             (557)             (590)
                                                 --------          --------
Total revenues .........................         $ 29,649          $ 23,533
                                                 ========          ========
Operating contribution:
Restaurants ............................         $  3,510          $  2,969
Wholesale bakeries .....................              381               270
Unallocated ............................           (2,490)           (1,708)
                                                 --------          --------
Total operating contribution ...........         $  1,401          $  1,531
                                                 ========          ========
Depreciation and amortization:
Restaurants ............................         $  1,343          $  1,007
Wholesale bakeries .....................              133               127
Corporate ..............................               82                82
                                                 --------          --------
Total depreciation & amortization ......         $  1,558          $  1,216
                                                 ========          ========
Capital expenditures:
Restaurants ............................         $  2,375          $  2,071
Wholesale bakeries .....................              188               212
Corporate ..............................               17                28
                                                 --------          --------
Total capital expenditures .............         $  2,580          $  2,311
                                                 ========          ========
Property and equipment, net:
Restaurants ............................         $ 49,441          $ 36,155
Wholesale bakeries .....................            3,381             2,804
Corporate ..............................              633               743
                                                 --------          --------
Total property and equipment, net ......         $ 53,455          $ 39,702
                                                 ========          ========


4. Line of Credit

   The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility, which expires on June 30, 2000 and bears interest at the bank's reference rate. There were no amounts outstanding under the credit line at March 26, 2000. The Company intends to seek to renew the line of credit. The credit agreement requires compliance with certain financial covenants. As of March 26, 2000, the Company was not in compliance with one of these covenants. The bank has waived non-compliance with this covenant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 2000. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 26, 1999.

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

   Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Pre-opening costs in 1999 and 2000 reflect costs that were expensed as incurred. This expense-as-incurred standard may continue to result in increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate from quarter to quarter.

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

   The following table sets forth unaudited operating results for the three-month periods ended March 26, 2000 and March 28, 1999, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.


                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                    MARCH 26,      MARCH 28,
                                                      2000           1999
                                                    -------        ---------
INCOME STATEMENT DATA:

Revenues:
  Restaurants ...................................     92.7%          91.6%
  Bakeries ......................................      7.3%           8.4%
                                                     -----          -----
     Total revenues .............................    100.0%         100.0%
                                                     -----          -----
Costs and expenses:
  Costs of sales ................................     24.0%          23.5%
  Operating expenses ............................     57.9%          57.9%
  Depreciation and amortization .................      5.0%           4.8%
                                                     -----          -----
    Total restaurant and bakery costs ...........     86.9%          86.2%
                                                     -----          -----
Income from restaurant and bakery operations ....     13.1%          13.8%
  Pre-opening expenses ..........................      0.8%           0.0%
  General and administrative expenses ...........      7.8%           7.9%
                                                     -----          -----
Income from operations ..........................      4.5%           5.9%
Interest income (expense), net ..................      0.2%           0.6%
                                                     -----          -----
Income before income taxes ......................      4.7%           6.5%
Provision for income taxes ......................      1.8%           2.5%
                                                     -----          -----
Net income ......................................      2.9%           4.0%
                                                     =====          =====

   Total restaurant revenues increased by $5.9 million, or 27.5%, to $27.5 million for the first quarter of 2000 from $21.5 million for the first quarter of 1999. The increase was primarily attributable to (i) the opening of one new restaurant in 2000 as well as four new restaurants opened in the third and fourth quarters of 1999 and (ii) a 4.2% increase in comparable restaurant sales. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in the second quarter of 1999. Total wholesale bakery revenues increased by $186,000, or 9.4%, to $2.2 million for the first quarter of 2000 from $2.0 million in 1999. The increase was attributable to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

   Cost of sales increased as a percentage of revenues to 24.0% for the first quarter of 2000 compared to 23.5% for the first quarter of 1999. This increase was primarily the result of higher initial cost of sales for the two new restaurants opened during the fourth quarter of 1999 and the new restaurant opened during the first quarter of 2000 along with a shift in menu mix.

   Operating expenses as a percentage of revenues remained unchanged at 57.9% for the first quarter of 2000 compared to the corresponding period in 1999. Depreciation and amortization increased slightly as a percentage of revenues to 5.0% for the first quarter of 2000 compared to 4.8% for the same period in 1999. This increase was primarily due to increased depreciation related to new unit construction costs.

   Pre-opening costs in 1999 and 2000 were expensed as incurred. Pre-opening costs expensed in the first quarter of 2000 were $238,000. Pre-opening costs in 2000 were primarily incurred in connection with the opening of the Scottsdale, Arizona restaurant, compared to $7,000 for the same period in 1999. No new restaurants were opened in the first quarter of 1999.

   General and administrative expenses increased 24.7% to $2.3 million for the first quarter of 2000 from $1.9 million for the same period in 1999 but decreased as a percentage of revenues to 7.8% for the first quarter of 2000 compared to 7.9% for the same period in 1999. The increase in general and administrative expense was due to higher salary and related benefits expenses in connection with the Company's continuing expansion efforts.

   Interest income decreased to $81,000 in the first quarter of 2000 from $151,000 in the corresponding period in 1999, reflecting interest on lower average cash balances as a result of the use of cash to expand the Company's operations. Interest expense increased to $23,000 in the first quarter of 2000 from $0 in the corresponding period in 1999, as a result of the increased utilization of the Company's line of credit in connection with the expansion of operations.

   The provision for income taxes for the quarter ended March 26, 2000 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 37.5% for the first quarter of 2000 compared to 38.5% for the respective comparable period in 1999. This decrease in the effective income tax rate was due to the planned use of various deductible tax assets and other tax credits available to the Company.

   Net income for the first quarter of 2000 decreased by $70,000 or 7.4% to $872,000 from $942,000 for the first quarter of 1999. The decrease in net income was primarily the result of increased expenses from operations, particularly from the pre-opening costs incurred as well as the increase in cost of sales realized in the first quarter of 2000. Net income per share (diluted) for the first quarter of 2000 was $0.15 versus $0.16 reported for the first quarter of 1999.

FACTORS AFFECTING OPERATING RESULTS

   The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of its growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible increases in food and labor costs, potentially adverse weather conditions, the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, successful completion of lease negotiations, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

   The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, fluctuations in inventory and general and administrative expenses, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 26, 1999 under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

   At March 26, 2000, the Company had $5.3 million in cash and cash equivalents compared to $5.1 million at December 26, 1999.

   Cash flow from operations increased by $211,000 to $1.2 million for the first quarter of 2000 from $1.0 million during the same period in 1999, primarily due to the net effect of timing differences in the collection and disbursement of working capital components.

   Net cash provided by financing activities was $149,000 for the first quarter of 2000 as compared to $1,000 for the same period in 1999. This increase was primarily due to the proceeds received upon the exercise of stock options.

   The Company has a credit agreement, which provides for a $5.0 million revolving line of credit. At March 26, 2000, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire June 30, 2000. The Company intends to seek to renew the line of credit. The credit agreement requires compliance with certain financial covenants. As of March 26, 2000, the Company was not in compliance with one of these covenants. The bank waived non-compliance with this covenant.

   Capital expenditures were $2.6 million for the first quarter of 2000 as compared to $2.3 million for the first quarter of 1999. Construction allowances received during the first quarter of 2000 were $1.4 million as compared to $0 for the same period in 1999. This increase primarily represented the construction costs for the Company's Scottsdale, Arizona restaurant, opened during the first quarter of 2000. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

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

INFLATION

   The primary inflationary factors affecting the Company's operations are food and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases and labor law changes) has not had a material impact on the Company's operations. The minimum wage increased in Oregon to $6.50 an hour in January, 1999. In January 2000, the minimum wage increased to $6.50 an hour in Washington. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer then eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week.

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

                                       Il Fornaio (America) Corporation

   Date: May 9, 2000                   By: /s/ MICHAEL J. HISLOP
                                          --------------------------------------
                                                     Michael J. Hislop
                                          President and Chief Executive Officer
                                               (Principal Executive Officer)

   Date: May 9, 2000                   By: /s/ PETER P. HAUSBACK
                                          --------------------------------------
                                                     Peter P. Hausback
                                          Chief  Financial Officer and Secretary
                                                (Principal Financial and
                                                   Accounting Officer)