Form 10-Q
period 2000-06-25
IL FORNAIO AMERICA CORP
filed 2000-08-03
CIK 724522

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 25, 2000 or

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

As of August 3, 2000, there were 5,771,452 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
Part I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

            Condensed Balance Sheets - June 25, 2000 and December 26, 1999..................................  3

            Condensed Statements of Income - Three months and six months ended June 25, 2000 and
            June 27, 1999...................................................................................  4

            Condensed Statements of Cash Flows - Six months ended June 25, 2000 and June 27, 1999...........  5

            Notes to Condensed Financial Statements.........................................................  6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........  7

    Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................... 11

Part II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds....................................................... 11

    Item 4. Submission of Matters to a Vote of Security Holders............................................. 11


    Item 6. Exhibits and Reports on Form 8-K................................................................ 11

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                       JUNE 25,     DECEMBER 26,
                                                                         2000           1999
                                                                       --------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  5,217       $  5,118
  Restricted cash ...............................................           338            314
  Accounts receivable, net ......................................         1,667          1,785
  Inventories ...................................................         2,852          2,559
  Prepaid expenses and other assets .............................           623          1,184
  Deferred tax assets, net ......................................           245            218
                                                                       --------       --------
          Total current assets ..................................        10,942         11,178

Property and equipment, net .....................................        55,400         52,433
Deferred tax assets, net ........................................           973          1,000
Other assets ....................................................           726            547
                                                                       --------       --------
          Total assets ..........................................      $ 68,041       $ 65,158
                                                                       ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $  6,426       $  6,982
  Accrued expenses ..............................................         7,138          7,587
                                                                       --------       --------
          Total current liabilities .............................        13,564         14,569

Reserve for store closures ......................................           163            159
Deferred lease incentives .......................................         9,280          7,852
                                                                       --------       --------
          Total liabilities .....................................        23,007         22,580
                                                                       --------       --------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000
     shares authorized; no shares issued ........................            --             --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 6,270,852 shares issued and 5,771,452 shares
     outstanding at June 25, 2000 and 6,193,119 shares issued
     and 5,693,719 shares outstanding at December 26, 1999 ......             6              6
  Additional paid-in-capital ....................................        39,214         38,751
  Retained earnings .............................................         8,831          6,838
                                                                       --------       --------
                                                                         48,051         45,595
  Treasury stock, 499,400 shares, at cost .......................       (3,017)        (3,017)
     Total stockholders' equity .................................        45,034         42,578
                                                                       --------       --------
          Total liabilities and stockholders' equity ............      $ 68,041       $ 65,158
                                                                       ========       ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             -----------------------------------------------------
                                                             JUNE 25,       JUNE 27,       JUNE 25,       JUNE 27,
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
Revenues:
  Restaurants .........................................      $ 27,529       $ 21,647       $ 55,006       $ 43,194
  Bakeries ............................................         2,609          2,058          4,781          4,044
                                                             --------       --------       --------       --------
        Total revenues ................................        30,138         23,705         59,787         47,238
                                                             --------       --------       --------       --------
Costs and expenses:
  Cost of sales .......................................         7,299          5,549         14,406         11,087
  Operating expenses ..................................        17,432         13,416         34,606         27,037
  Depreciation and amortization .......................         1,452          1,155          2,928          2,292
                                                             --------       --------       --------       --------
        Total restaurant and bakery costs .............        26,183         20,120         51,940         40,416
                                                             --------       --------       --------       --------

Income from restaurant and bakery operations ..........         3,955          3,585          7,847          6,822
  Pre-opening expenses ................................             7            301            245            308
  General and administrative expenses .................         2,226          1,815          4,537          3,665
                                                             --------       --------       --------       --------
Operating income ......................................         1,722          1,469          3,065          2,849
Other income (expenses):
  Interest income .....................................            80            126            161            277
  Interest expense ....................................            (9)            (2)           (32)            (2)
                                                             --------       --------       --------       --------
        Total other income (expenses), net ............            71            124            129            275
                                                             --------       --------       --------       --------
Income before income taxes ............................         1,793          1,593          3,194          3,124
Provision for income taxes ............................           672            613          1,201          1,202
                                                             --------       --------       --------       --------
Net income ............................................      $  1,121       $    980       $  1,993       $  1,922
                                                             ========       ========       ========       ========
BASIC EARNINGS PER SHARE
Basic earnings per share ..............................      $   0.19       $   0.17       $   0.35       $   0.34
                                                             ========       ========       ========       ========
Basic weighted average shares outstanding .............         5,752          5,705          5,727          5,682
                                                             ========       ========       ========       ========
DILUTED EARNINGS PER SHARE
Diluted earnings per share ............................      $   0.19       $   0.16       $   0.33       $   0.32
                                                             ========       ========       ========       ========
Diluted weighted average shares outstanding ...........         6,028          6,138          6,012          6,077
                                                             ========       ========       ========       ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        SIX MONTHS     SIX MONTHS
                                                          ENDED          ENDED
                                                         JUNE 25,       JUNE 27,
                                                           2000           1999
                                                        ----------     ----------
Cash flows from operating activities:
   Net income                                            $  1,993       $  1,922
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                        3,088          2,455
       Amortization of deferred lease incentives             (273)          (245)
       Change in accounting principle
       Provision for store closures                             4            (40)
       Retirement of fixed assets                              --              6
   Changes in:
       Restricted cash                                        (24)            29
       Accounts receivable                                    118            188
       Inventories                                           (293)          (420)
       Prepaid expenses                                       561            230
       Other assets                                          (179)           (30)
       Accounts payable                                      (556)           466
       Accrued expenses                                      (449)        (1,670)
                                                         --------       --------
          Net cash provided by operating activities         3,990          2,891
                                                         --------       --------
Cash flows from investing activities:
   Capital expenditures                                    (6,055)        (7,346)
   Construction allowance received                          1,701            175
   Collection of note receivable                               --             19
                                                         --------       --------
          Net cash used in investing activities            (4,354)        (7,152)
                                                         --------       --------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net            314            356
   Exercise of stock options                                  149             94
                                                         --------       --------
          Net cash provided by financing activities           463            450
                                                         --------       --------
Increase/(decrease) in cash and cash equivalents               99         (3,811)
Cash and cash equivalents, beginning of period              5,118         12,296
                                                         --------       --------
Cash and cash equivalents, end of period                 $  5,217       $  8,485
                                                         ========       ========


                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Organization and Basis of Presentation

       Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of June 25, 2000, the Company owned and operated 22 Italian, white tablecloth restaurants and three bakeries located primarily in California, as well as in Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; Seattle, Washington; Atlanta, Georgia, and Scottsdale, Arizona.

       The accompanying condensed unaudited financial statements of the Company for the three and six months ended June 25, 2000 and June 27, 1999, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 26, 1999, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 26, 1999 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2000.

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

       The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                        ------------------------      ------------------------
                                         JUNE 25,       JUNE 27,       JUNE 25,       JUNE 27,
                                          2000           1999            2000           1999
                                        ---------      ---------      ---------      ---------
Shares used to compute basic EPS        5,752,136      5,704,756      5,726,836      5,681,715

Add: effect of dilutive securities        275,834        433,322        285,082        395,348
                                        ---------      ---------      ---------      ---------

Shares used to compute diluted EPS      6,027,970      6,138,078      6,011,918      6,077,063
                                        =========      =========      =========      =========

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

       Financial information for the Company's business segments is as follows:

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   -----------------------       -----------------------
                                                   JUNE 25,       JUNE 27,       JUNE 25,       JUNE 27,
                                                     2000           1999           2000           1999
                                                   --------       --------       --------       --------
Revenues:
  Restaurants ...............................      $ 27,529       $ 21,647       $ 55,006       $ 43,194
  Wholesale bakeries ........................         3,153          2,672          5,882          5,248
   Intersegment revenues ....................          (544)          (614)        (1,101)        (1,204)
                                                   --------       --------       --------       --------
     Total revenues .........................      $ 30,138       $ 23,705       $ 59,787       $ 47,238
                                                   ========       ========       ========       ========
Operating contribution:
  Restaurants ...............................      $  3,467       $  3,305       $  6,977       $  6,274
  Wholesale bakeries ........................           488            280            869            550
  Unallocated ...............................        (2,162)        (1,992)        (4,652)        (3,700)
                                                   --------       --------       --------       --------
     Total operating contribution ...........      $  1,793       $  1,593       $  3,194       $  3,124
                                                   ========       ========       ========       ========
Depreciation and amortization:
  Restaurants ...............................      $  1,312       $  1,024       $  2,655       $  2,031
  Wholesale bakeries ........................           140            134            273            261
  Corporate .................................            78             81            160            163
                                                   --------       --------       --------       --------
     Total  depreciation & amortization .....      $  1,530       $  1,239       $  3,088       $  2,455
                                                   ========       ========       ========       ========
Capital expenditures:
  Restaurants ...............................      $  3,168       $  4,812       $  5,543       $  6,883
  Wholesale bakeries ........................           268            190            456            402
  Corporate .................................            39             33             56             61
                                                   --------       --------       --------       --------
     Total  capital expenditures ............      $  3,475       $  5,035       $  6,055       $  7,346
                                                   ========       ========       ========       ========
Property and equipment, net:
  Restaurants ...............................      $ 51,297       $ 39,950       $ 51,297       $ 39,950
  Wholesale bakeries ........................         3,509          2,860          3,509          2,860
  Corporate .................................           594            695            594            695
                                                   --------       --------       --------       --------
     Total  property and equipment, net .....      $ 55,400       $ 43,505       $ 55,400       $ 43,505
                                                   ========       ========       ========       ========

4. Line of Credit

       The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility, which expires on August 31, 2000 and bears interest at the bank's reference rate. There were no amounts outstanding under the credit line at June 25, 2000. The Company intends to seek to renew the line of credit. The credit agreement requires compliance with certain financial covenants. As of June 25, 2000, the Company was not in compliance with one of these covenants. The bank has waived non-compliance with this covenant.

5. Employee Plans

       On May 3, 2000, the stockholders of the Company approved an amendment to the 1997 Equity Incentive Plan to increase the number of shares authorized for issuance under such plan by 500,000 shares. The stockholders also approved an amendment to the Company's 1997 Employee Stock Purchase Plan to increase the number of shares authorized under such plan by 200,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 2000. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

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

       The following table sets forth unaudited operating results for the three-month and six-month periods ended June 25, 2000 and June 27, 1999, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                --------------------     --------------------
                                                JUNE 25,     JUNE 27,    JUNE 25,    JUNE 27,
                                                  2000        1999         2000        1999
                                                --------     --------    --------    --------
INCOME STATEMENT DATA:
Revenues:
  Restaurants                                      91.3%       91.3%       92.0%       91.4%
  Bakeries                                          8.7%        8.7%        8.0%        8.6%
                                                  -----       -----       -----       -----
     Total revenues                               100.0%      100.0%      100.0%      100.0%
                                                  -----       -----       -----       -----

Costs and expenses:
  Costs of sales                                   24.3%       23.4%       24.1%       23.5%
  Operating expenses                               57.8%       56.6%       57.9%       57.2%
  Depreciation and amortization                     4.8%        4.9%        4.9%        4.9%
                                                  -----       -----       -----       -----
    Total restaurant and bakery costs              86.9%       84.9%       86.9%       85.6%
                                                  -----       -----       -----       -----
Income from restaurant and bakery operations       13.1%       15.1%       13.1%       14.4%
  Pre-opening expenses                              0.0%        1.3%        0.4%        0.7%
  General and administrative expenses               7.4%        7.6%        7.6%        7.7%
                                                  -----       -----       -----       -----
Income from operations                              5.7%        6.2%        5.1%        6.0%
Interest income (expense), net                      0.2%        0.5%        0.2%        0.6%
                                                  -----       -----       -----       -----
Income before income taxes                          5.9%        6.7%        5.3%        6.6%
Provision for income taxes                          2.2%        2.6%        2.0%        2.5%
                                                  -----       -----       -----       -----
Net income                                          3.7%        4.1%        3.3%        4.1%
                                                  =====       =====       =====       =====

       Total restaurant revenues increased by 27.2% to $27.5 million for the second quarter of 2000 from $21.6 million for the second quarter of 1999 and by 27.3% to $55.0 million for the first six months of 2000 from $43.2 million for the first six months of 1999. The increases were primarily attributable to (i) the opening of one new restaurant in 2000 as well as four new restaurants opened in the third and fourth quarters of 1999 and (ii) a 2.7% increase in comparable restaurant sales for the second quarter of 2000 and a 3.5% increase in comparable restaurant sales for the first six months of 2000. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in the second quarter of 1999. Total wholesale bakery revenues increased by 26.8% to $2.6 million for the second quarter of 2000 from $2.1 million for the second quarter of 1999 and by 18.2% to $4.8 million for the first six months of 2000 from $4.0 million for the first six months of 1999. The increase was attributable to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

       Cost of sales increased as a percentage of revenues to 24.3% for the second quarter of 2000 and to 24.1% for the first six months of 2000 compared to 23.4% and 23.5% for the respective comparable periods in 1999. These increases were primarily the result of higher initial cost of sales for the two new restaurants opened during the fourth quarter of 1999 and the new restaurant opened during the first quarter of 2000 along with a shift in menu mix.

       Operating expenses as a percentage of revenues increased to 57.8% for the second quarter of 2000 and to 57.9% for the first six months of 2000 compared to 56.6% and 57.2% for the respective comparable periods in 1999. These increases were primarily attributable to an increase in minimum wage in Washington and the corresponding indirect pressure on other wages, as well as increased payment of overtime in California due to the labor law change that took effect January 1, 2000. Depreciation and amortization decreased slightly as a percentage of revenues to 4.8% for the second quarter of 2000 compared to 4.9% for the second quarter of 1999 but remained unchanged at 4.9% for the first six months of 2000 compared to the same period in 1999.

       Pre-opening costs in 1999 and 2000 were expensed as incurred. Pre-opening costs expensed in the second quarter of 2000 were $7,000 compared to $301,000 in the second quarter of 1999. Total pre-opening costs for the first six months of 2000 were $245,000 compared to $308,000 for the same period in 1999. Pre-opening costs in 2000 were primarily incurred in connection with the opening of the Scottsdale, Arizona restaurant on February 7, 2000. The pre-opening costs for the first six months of 1999 were incurred primarily in connection with the opening of the Company's Canaletto restaurant in Las Vegas, Nevada on June 28, 1999.

       General and administrative expenses as a percentage of revenues decreased to 7.4% for the second quarter of 2000 compared to 7.6% for the second quarter of 1999 and to 7.6% for the first six months of 2000 versus 7.7% for the same period in 1999, primarily reflecting stable administrative staffing expense levels.

       Interest income decreased to $80,000 in the second quarter of 2000 from $126,000 in the corresponding period in 1999, reflecting interest on lower average cash balances as a result of the use of cash to expand the Company's operations. Interest expense increased to $9,000 in the second quarter of 2000 from $2,000 in the corresponding period in 1999, as a result of the increased utilization of the Company's line of credit in connection with the expansion of operations.

       The provision for income taxes for the quarter ended June 25, 2000 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 37.5% for the second quarter of 2000 compared to 38.5% for the comparable period in 1999. This decrease in the effective income tax rate was due to the planned use of various deductible tax assets and other tax credits available to the Company.

       Net income for the first quarter of 2000 increased by $141,000, or 14.4%, to $1,121,000 from $980,000 for the second quarter of 1999 and by $71,000, or 3.7%, to $1,993,000 for the first six months of 2000 from $1,922,000 for the same period in 1999. Net income per share (diluted) for the second quarter of 2000 was $0.19 versus $0.16 reported for the second quarter of 1999 and $0.33 for the first six months of 2000 compared to $0.32 for the same period in 1999.

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

       The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related costs and expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, fluctuations in inventory and general and administrative expenses, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 26, 1999 under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

       At June 25, 2000, the Company had $5.2 million in cash and cash equivalents compared to $5.1 million at December 26, 1999.

       Cash flow from operations increased by $1.1 million to $4.0 million for the first six months of 2000 from $2.9 million during the same period in 1999, primarily due to the net effect of timing differences in the collection and disbursement of working capital components.

       Net cash provided by financing activities was $463,000 for the first six months of 2000 as compared to $450,000 for the same period in 1999. The difference is due to the receipt of $314,000 in cash from the issuance of common stock under the Company's employee stock purchase plan during the first six months of 2000 compared to $356,000 received under that plan for the same period in 1999. In addition, the Company received $149,000 in cash from the issuance of common stock upon the exercise of stock options during the first six months of 2000 compared to $94,000 received from the issuance of common stock upon the exercise of stock options during the same period in 1999.

       The Company has a credit agreement, which provides for a $5.0 million revolving line of credit. At June 25, 2000, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire August 31, 2000. The Company intends to seek to renew the line of credit. The credit agreement requires compliance with certain financial covenants. As of June 25, 2000, the Company was not in compliance with one of these covenants. The bank waived non-compliance with this covenant.

       Capital expenditures were $6.1 million for the first six months of 2000 as compared to $7.3 million for the first six months of 1999. Construction allowances received during the first six months of 2000 were $1.7 million as compared to $175,000 for the same period in 1999. The expenses incurred during the first six months of 2000 were due to the construction costs for the Company's Scottsdale, Arizona restaurant opened during the first quarter of 2000 and the three restaurants currently under construction. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

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

INFLATION

The primary inflationary factors affecting the Company's operations are food and labor costs. From time to time, the Company has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases and labor law changes) has not had a material impact on the Company's operations. The minimum wage increased in Oregon to $6.50 an hour in January 1999. In January 2000, the minimum wage increased to $6.50 an hour in Washington. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week.

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

Part II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From March 27, 2000 to June 25, 2000, the Registrant has sold and issued the following unregistered securities:

       1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 223,075 shares of the Company's Common Stock, at exercise prices ranging from $7.88 to $8.67 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its Annual Meeting of Stockholders on May 3, 2000 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the two directors nominated by the Board by the votes indicated:

               Nominee                       Votes in Favor                Votes Withheld
               -------                       --------------                --------------
               Dean A. Cortopassi               5,117,596                       3,085
               Lawrence F. Levy                 5,117,595                       3,086

       The proposal to approve the Company's 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares was approved with 2,835,559 affirmative votes, 160,665 negative votes, 32,555 abstentions and 2,091,902 broker non-votes.

       The proposal to approve the Company's 1997 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares was approved with 2,913,593 affirmative votes, 85,630 negative votes, 29,556 abstentions and 3,091,902 broker non-votes.

       The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved with 5,118,026 affirmative votes, 1,300 negative votes, 1,355 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
        27.1   Financial Data Schedules
(b)      Reports on Form 8-K. None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Il Fornaio (America) Corporation

   Date: August 3, 2000            By:  /s/ Michael J. Hislop
                                      ------------------------------------------
                                                 Michael J. Hislop
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)

   Date: August 3, 2000            By:  /s/Peter P. Hausback
                                      ------------------------------------------
                                                 Peter P. Hausback
                                              Chief  Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     EXHIBIT                       DESCRIPTION
     -------                       -----------
     27.1                          Financial Data Schedule