Form 10-Q
period 2000-09-24
IL FORNAIO AMERICA CORP
filed 2000-11-08
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 24, 2000 or

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

As of November 8, 2000, there were 5,811,511 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                             PAGE
                                                                                                                           NUMBER
                                                                                                                           ------
Part  I.  FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

         Condensed Balance Sheets - September 24, 2000 and December 26, 1999.............................................    3

         Condensed Statements of Income - Three months and nine months ended September 24, 2000 and September 26, 1999...    4

         Condensed Statements of Cash Flows - Nine months ended September 24, 2000 and September 26 , 1999...............    5

         Notes to Condensed Financial Statements.........................................................................    6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......................    8

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................................    12

Part II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds..................................................................    12

    Item 6.   Exhibits and Reports on Form 8-K...........................................................................    12

Part I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                SEPTEMBER 24,   DECEMBER 26,
                                                                    2000           1999
                                                                -------------   ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents............................          $    4,400     $   5,118
  Restricted cash......................................                 456           314
  Accounts receivable, net.............................               2,048         1,785
  Inventories..........................................               2,811         2,559
  Prepaid expenses and other assets....................                 734         1,184
  Deferred tax assets, net.............................                 245           218
                                                                 ----------      --------
          Total current assets.........................              10,694        11,178

Property and equipment, net............................              59,442        52,433
Deferred tax assets, net...............................                 973         1,000
Other assets...........................................                 760           547
                                                                 ----------      --------
          Total assets.................................          $   71,869      $ 65,158
                                                                 ==========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................          $    7,170     $   6,982
  Accrued expenses.....................................               9,573         7,587
                                                                 ----------      --------
          Total current liabilities....................              16,743        14,569

Reserve for store closures.............................                 170           159
Deferred lease incentives..............................               9,171         7,852
                                                                 ----------      --------
          Total liabilities............................              26,084        22,580
                                                                 ----------      --------
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued......................                  --            --

  Common stock, $.001 par value; 20,000,000 shares
     authorized; 6,271,722 shares issued and
     5,772,322 shares outstanding at September 24,
     2000 and 6,193,119 shares issued and 5,693,719
     shares outstanding at December 26, 1999...........                   6             6

  Additional paid-in-capital...........................              39,218        38,751
  Retained earnings....................................               9,578         6,838
                                                                 ----------      --------
                                                                     48,802        45,595
  Treasury stock, 499,400 shares, at cost..............              (3,017)       (3,017)
                                                                 ----------      --------
     Total stockholders' equity........................              45,785        42,578
                                                                 ----------      --------
          Total liabilities and stockholders' equity...          $   71,869      $ 65,158
                                                                 ==========      ========

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       -----------------------------------      ---------------------------------
                                                       SEPTEMBER 24,         SEPTEMBER 26,        SEPTEMBER 24,        SEPTEMBER 26,
                                                           2000                  1999                 2000                 1999
                                                       -------------         -------------        -------------        ------------
   Revenues:
     Restaurants.........................                $ 27,113              $ 23,478              $82,119              $66,672
     Wholesale bakeries..................                   2,700                 1,941                7,481                5,985
                                                         --------              --------             --------             --------
           Total revenues................                  29,813                25,419               89,600               72,657
                                                         --------              --------             --------             --------
   Costs and expenses:
     Cost of sales.......................                   7,062                 6,061               21,468               17,148
     Operating expenses..................                  17,644                14,862               52,250               41,899
     Depreciation and amortization.......                   1,501                 1,282                4,429                3,572
                                                         --------              --------             --------             --------
           Total restaurant and bakery
       costs.............................                  26,207                22,205               78,147               62,619
                                                         --------              --------             --------             --------
   Income from restaurant and bakery
       operations........................                   3,606                 3,214               11,453               10,038
     Pre-opening expenses................                     274                   191                  519                  499
     General and administrative
       expenses..........................                   2,176                 2,444                6,713                6,111
                                                         --------              --------             --------             --------
   Operating income......................                   1,156                   579                4,221                3,428
   Other income (expenses):
     Interest income.....................                      78                   105                  239                  382
     Interest expense....................                     (39)                  (11)                 (71)                 (13)
                                                         ---------             ---------            --------             --------
   Total other income (expenses), net....                      39                    94                  168                  369
                                                         --------              --------             --------             --------
   Income before income taxes............                   1,195                   673                4,389                3,797
   Provision for income taxes............                     448                   259                1,649                1,461
                                                         --------              --------             --------             --------
   Net income............................                $    747              $    414             $  2,740             $  2,336
                                                         ========              ========             ========             ========
   BASIC EARNINGS PER SHARE
   Basic earnings per share..............                $   0.13              $   0.07             $   0.48             $   0.41
                                                         ========              ========             ========             ========
   Basic weighted average shares
      outstanding........................                   5,772                 5,744                5,742                5,703
                                                         ========              ========             ========             ========
   DILUTED EARNINGS PER SHARE
   Diluted earnings per share............                $   0.12              $   0.07             $   0.45             $   0.38
                                                         ========              ========             ========             ========
   Diluted weighted average shares
     outstanding.........................                   6,052                 6,233                6,026                6,127
                                                         ========              ========             ========             ========

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         NINE MONTHS             NINE MONTHS
                                                                                             ENDED                  ENDED
                                                                                         SEPTEMBER 24,           SEPTEMBER 26,
                                                                                              2000                   1999
                                                                                       -----------------      ------------------
 Cash flows from operating activities:
   Net income                                                                              $    2,740              $    2,336
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                            4,665                   3,817
       Amortization of deferred lease incentives                                                 (381)                   (347)
       Provision for store closures                                                                11                     (52)
       Retirement of fixed assets                                                                  (2)                    290
   Changes in:
       Restricted cash                                                                           (142)                   (137)
       Accounts receivable                                                                       (263)                    105
       Inventories                                                                               (252)                   (385)
       Prepaid expenses and other assets                                                          450                     107
       Other assets                                                                              (213)                    (40)
       Accounts payable                                                                           188                   1,431
       Accrued expenses                                                                         1,986                     168
                                                                                       -----------------      ------------------
          Net cash provided by operating activities                                             8,787                   7,293
                                                                                       -----------------      ------------------
Cash flows from investing activities:
   Capital expenditures                                                                       (11,672)                (12,686)
   Construction allowances received                                                             1,700                     175
   Collection of note receivable                                                                   --                      19
                                                                                       -----------------      ------------------
          Net cash used in investing activities                                                (9,972)                (12,492)
                                                                                       -----------------      ------------------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net                                                314                     356
   Exercise of stock options                                                                      153                     189
                                                                                       -----------------      ------------------
          Net cash provided by financing activities                                               467                     545
                                                                                       -----------------      ------------------
Decrease in cash and cash equivalents                                                            (718)                 (4,654)
Cash and cash equivalents, beginning of period                                                  5,118                  12,296
                                                                                       =================      ==================
Cash and cash equivalents, end of period                                                   $    4,400              $    7,642
                                                                                       =================      ==================

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Organization and Basis of Presentation

    Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of September 24, 2000, the Company owned and operated 23 Italian, white tablecloth restaurants and three bakeries located primarily in California, as well as in Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; Seattle, Washington; Atlanta, Georgia and Scottsdale, Arizona.

    The accompanying condensed unaudited financial statements of the Company for the three and nine months ended September 24, 2000 and September 26, 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 26, 1999, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 26, 1999 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 31, 2000.

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

    The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                           SEPTEMBER 24,     SEPTEMBER 26,      SEPTEMBER 24,     SEPTEMBER 26,
                                                               2000               1999              2000               1999
                                                           -------------     -------------      -------------     -------------
                    Shares used to compute basic EPS     5,771,643          5,744,074         5,741,771          5,702,502

                    Add: effect of dilutive securities     279,904            488,888           283,945            424,087
                                                         ---------          ---------         ---------          ---------

                    Shares used to compute diluted EPS   6,051,547          6,232,962         6,025,716          6,126,589
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

    Financial information for the Company's business segments are as follows:


                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           -------------------------------       -------------------------------
                                                           SEPTEMBER 24,      SEPTEMBER 26,      SEPTEMBER 24,     SEPTEMBER 26,
                                                               2000               1999               2000              1999
                                                           ---------------    --------------     -------------     --------------
                       Revenues:
                         Restaurants..................       $ 27,113           $ 23,478           $ 82,119          $ 66,672
                         Wholesale bakeries...........          3,225              2,522              9,108             7,770
                          Intersegment revenues.......           (525)              (581)            (1,627)           (1,785)
                                                             --------           --------           --------          --------
                            Total revenues............       $ 29,813           $ 25,419           $ 89,600          $ 72,657
                                                             ========           ========           ========          ========
                       Operating contribution:
                         Restaurants..................       $  3,173           $  3,179           $ 10,150          $  9,453
                         Wholesale bakeries...........            433                 35              1,302               585
                         Unallocated..................         (2,411)            (2,541)            (7,063)           (6,241)
                                                             --------           --------           --------          --------
                            Total operating
                               contribution...........       $  1,195           $    673           $  4,389          $  3,797
                                                             ========           ========           ========          ========
                       Depreciation and amortization:
                         Restaurants..................       $  1,366           $  1,162           $  4,022          $  3,191
                         Wholesale bakeries...........            135                120                407               381
                         Corporate....................             76                 81                236               245
                                                             --------           --------           --------          --------
                            Total depreciation &
                               amortization...........       $  1,577           $  1,363           $  4,665          $  3,817
                                                             ========           ========           ========          ========
                       Capital expenditures:
                         Restaurants..................       $  5,553           $  4,754           $ 11,096          $ 11,637
                         Wholesale bakeries...........             46                419                502               821
                         Corporate....................             18                167                 74               228
                                                             --------           --------           --------          --------
                            Total  capital expenditures      $  5,617           $  5,340           $ 11,672          $ 12,686
                                                             ========           ========           ========          ========
                       Property and equipment, net:
                         Restaurants..................       $ 55,486           $ 43,652           $ 55,486          $ 43,652
                         Wholesale bakeries...........          3,420              2,806              3,420             2,806
                         Corporate....................            536                741                536               741
                                                             --------           --------           --------          --------
                            Total property and
                               equipment, net.........       $ 59,442           $ 47,199           $ 59,442          $ 47,199
                                                             ========           ========           ========          ========

4.       Line of Credit

    The Company has a $5,000,000 revolving line of credit with a letter of credit sub-facility, which expires on May 31, 2001 and bears interest at the bank's reference rate. There were no amounts outstanding under the credit line at September 24, 2000. The credit agreement requires compliance with certain financial covenants. As of September 24, 2000, the Company was not in compliance with one of these covenants. The bank has waived non-compliance with this covenant.

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

6.       Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 has been amended by SFAS Nos. 137 and 138, and is interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001. The Company has assessed the implications of SFAS No. 133 and does not believe the adoption of this statement will have a material impact on its financial statements.

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

    The following table sets forth unaudited operating results for the three-month and nine-month periods ended September 24, 2000 and September 26, 1999, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          --------------------------------       --------------------------------
                                           SEPTEMBER 24,    SEPTEMBER 26,         SEPTEMBER 24,    SEPTEMBER 26,
                                               2000             1999                  2000             1999
                                           -------------    -------------         -------------    -------------

INCOME STATEMENT DATA:

Revenues:
  Restaurants                                    90.9%            92.4%                  91.7%           91.8%
  Wholesale bakeries                              9.1%             7.6%                   8.3%            8.2%
                                                -----            -----                  -----           -----
     Total revenues                             100.0%           100.0%                 100.0%          100.0%
                                                -----            -----                  -----           -----

Costs and expenses:
  Costs of sales                                 23.7%            23.8%                  24.0%           23.6%
  Operating expenses                             59.2%            58.6%                  58.3%           57.7%
  Depreciation and amortization                   5.0%             5.0%                   4.9%            4.9%
                                                -----            -----                  -----           -----
    Total restaurant and bakery costs            87.9%            87.4%                  87.2%           86.2%
                                                -----            -----                  -----           -----
Income from restaurant and bakery
    operations                                   12.1%            12.6%                  12.8%           13.8%
  Pre-opening expenses                            0.9%             0.8%                   0.6%            0.7%
  General and administrative expenses             7.3%             9.5%                   7.5%            8.4%
                                                -----            -----                  -----           ------
Income from operations                            3.9%             2.3%                   4.7%            4.7%
Interest income (expense), net                    0.1%             0.3%                   0.2%            0.5%
                                                -----            -----                  -----            ----
Income before income taxes                        4.0%             2.6%                   4.9%            5.2%
Provision for income taxes                        1.5%             1.0%                   1.8%            2.0%
                                                -----            -----                  -----           -----
Net income                                        2.5%             1.6%                   3.1%            3.2%
                                                =====            =====                  =====           =====

    Total restaurant revenues increased by 15.5% to $27.1 million for the third quarter of 2000 from $23.5 million for the third quarter of 1999 and by 23.2% to $82.1 million for the first nine months of 2000 from $66.7 million for the first nine months of 1999. The increases were primarily attributable to (i) the opening of two new restaurant in 2000 as well as two new restaurants opened in the fourth quarter of 1999 and (ii) a 0.9% increase in comparable restaurant sales for the third quarter of 2000 and a 2.6% increase in comparable restaurant sales for the first nine months of 2000. The increase in restaurant revenues also reflects the benefit of a moderate menu price increase implemented in the second quarter of 1999. Total wholesale bakery revenues increased by 39.1% to $2.7 million for the third quarter of 2000 from $1.9 million for the third quarter of 1999 and by 25.0% to $7.5 million for the first nine months of 2000 from $6.0 million for the first nine months of 1999. The increase was attributable to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

    Cost of sales decreased slightly as a percentage of revenues to 23.7% for the third quarter of 2000 but increased to 24.0% for the first nine months of 2000 compared to 23.8% and 23.6% for the respective comparable periods in 1999. The increase was primarily the result of higher initial cost of sales for the two new restaurants opened during the fourth quarter of 1999 and the two new restaurants opened during the first and third quarters of 2000 along with a general shift in menu mix.

    Operating expenses as a percentage of revenues increased to 59.2% for the third quarter of 2000 and to 58.3% for the first nine months of 2000 compared to 58.6% and 57.7% for the respective comparable periods in 1999. These increases were primarily attributable to an increase in the minimum wage in Washington and the corresponding indirect pressure on other wages, as well as increased payment of overtime in California due to the labor law change that took effect January 1, 2000. Additionally, there were general increases in employee related insurance programs and store operating supplies. Depreciation and amortization remained unchanged as a percentage of revenues at 5.0% for the third quarter of 2000 and at 4.9% for the first nine months of 2000 compared to the same respective periods in 1999.

    Pre-opening costs in 1999 and 2000 were expensed as incurred. Pre-opening costs expensed in the third quarter of 2000 were $274,000 compared to $191,000 in the third quarter of 1999. Total pre-opening costs for the first nine months of 2000 were $519,000 compared to $499,000 for the same period in 1999. Pre-opening costs in 2000 were primarily incurred in connection with the opening of the Scottsdale, Arizona restaurant on February 7, 2000 and the Roseville, California restaurant on August 25, 2000. The pre-opening costs for the first nine months of 1999 were incurred primarily in connection with the opening of the Company's Canaletto restaurant in Las Vegas, Nevada on June 28, 1999 and the Coronado, California restaurant on
September 3, 1999.

    General and administrative expenses as a percentage of revenues decreased to 7.3% for the third quarter of 2000 compared to 9.5% for the third quarter of 1999 and to 7.5% for the first nine months of 2000 versus 8.4% for the same period in 1999. These decreases primarily reflect non-recurring charges of approximately $400,000 incurred in the third quarter of 1999 that were associated with the Company's review of financial and strategic alternatives to enhance stockholder value. Additionally, preliminary costs of $84,000 were incurred in the third quarter of 1999 with respect to the evaluation and negotiation of leases for two potential sites, which the Company subsequently decided not to pursue.

    Interest income decreased to $78,000 in the third quarter of 2000 from $105,000 in the third quarter of 1999 and to $239,000 for the first nine months of 2000 from $382,000 for the same period. These decreases reflect interest earned on lower average cash balances as a result of the use of cash to expand the Company's operations. Interest expense increased to $39,000 in the third quarter of 2000 from $11,000 in the third quarter of 1999 and to $71,000 for the first nine months of 2000 from $13,000 for the same period. These increases are a result of the increased utilization of the Company's line of credit in connection with the expansion of operations.

    The provision for income taxes for the quarter ended September 24, 2000 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 37.5% for the third quarter of 2000 compared to 38.5% for the comparable period in 1999. This decrease in the effective income tax rate was due to the planned use of various deductible tax assets and other tax credits available to the Company.

    Net income for the third quarter of 2000 increased by $333,000, or 80.4%, to $747,000 from $414,000 for the third quarter of 1999 and by $404,000, or 17.3%, to $2,740,000 for the first nine months of 2000 from $2,336,000 for the same period in 1999. The increases were primarily the result of increased sales performance as well as the non-recurring charges incurred in the third quarter of 1999 as discussed above. Net income per share (diluted) for the third quarter of 2000 was $0.12 versus $0.07 reported for the third quarter of 1999 and $0.45 for the first nine months of 2000 compared to $0.38 for the same period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 24, 2000, the Company had $4.4 million in cash and cash equivalents compared to $5.1 million at December 26, 1999.

    Cash flow from operations increased by $1.5 million to $8.8 million for the first nine months of 2000 from $7.3 million during the same period in 1999, primarily due to the increase in net income recognized and the net effect of timing differences in the collection and disbursement of working capital components.

    Net cash provided by financing activities was $467,000 for the first nine months of 2000 as compared to $545,000 for the same period in 1999. The difference is due to the receipt of $314,000 in cash from the issuance of common stock under the Company's employee stock purchase plan during the first nine months of 2000 compared to $356,000 received under that plan for the same period in 1999. In addition, the Company received $153,000 in cash from the issuance of common stock upon the exercise of stock options during the first nine months of 2000 compared to $189,000 received from the issuance of common stock upon the exercise of stock options during the same period in 1999.

    The Company has a credit agreement, which provides for a $5.0 million revolving line of credit. At September 24, 2000, there were no amounts outstanding under the credit line. The existing credit line was recently extended and is scheduled to expire May 31, 2001. The credit agreement requires compliance with certain financial covenants. As of September 24, 2000, the Company was not in compliance with one of these covenants. The bank waived non-compliance with this covenant.

    Capital expenditures were $11.7 million for the first nine months of 2000 as compared to $12.7 million for the first nine months of 1999. Construction allowances received during the first nine months of 2000 were $1.7 million as compared to $175,000 for the same period in 1999. The expenses incurred during the first nine months of 2000 were due to the construction costs for the Company's Scottsdale, Arizona and Roseville, California restaurants opened during the first and third quarters of 2000, respectively, and the additional two restaurants currently under construction. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 has been amended by SFAS Nos. 137 and 138, and is interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001. The Company has assessed the implications of SFAS No. 133 and does not believe the adoption of this statement will have a material impact on its financial statements.

INFLATION

      The primary inflationary factors affecting the Company's operations are food and labor costs. From time to time, the Company has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases and labor law changes) has not had a material impact on the Company's operations. The minimum wage increased in Oregon to $6.50 an hour in January 1999. In January 2000, the minimum wage increased to $6.50 an hour in Washington. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week. Beginning January 1, 2001, the minimum wage will increase to $6.25 an hour in California and will increase again to $6.75 an hour effective January 1, 2002.

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

Part II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) From December 26, 1999 to September 24, 2000, the Registrant has sold and issued the following unregistered securities:

         1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 236,575 shares of the Company's Common Stock, at exercise prices ranging from $7.88 to $8.67 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         27.1     Financial Data Schedules
(b)      Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Il Fornaio (America) Corporation


 Date: November 8, 2000          By:           /s/ Michael J. Hislop
                                    --------------------------------------------
                                                   Michael J. Hislop
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



 Date: November 8, 2000          By:        /s/ Peter P. Hausback
                                    --------------------------------------------
                                                Peter P. Hausback
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer)