Form 10-Q/A
period 2000-09-24
IL FORNAIO AMERICA CORP
filed 2000-11-22
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

As of November 8, 2000, there were 5,811,551 shares outstanding of the Registrant's Common Stock ($.001 par value).

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

    Operating expenses as a percentage of revenues increased to 59.2% for the third quarter of 2000 and to 58.3% for the first nine months of 2000 compared to 58.6% and 57.7% for the respective comparable periods in 1999. These increases were primarily attributable to an increase in the minimum wage in Washington and the corresponding indirect pressure on other wages, as well as increased payment of overtime in California due to the labor law change that took effect January 1, 2000. Additionally, in the third quarter of fiscal year 1999, there was a non-recurring charge of approximately $154,000 related to the disposition of equipment from two wholesale bakeries as a result of the consolidation of certain bakery operations. In addition, there were general increases in employee related insurance programs and store operating supplies. Depreciation and amortization remained unchanged as a percentage of revenues at 5.0% for the third quarter of 2000 and at 4.9% for the first nine months of 2000 compared to the same respective periods in 1999.

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

                                      Il Fornaio (America) Corporation


 Date: November 22, 2000         By:           /s/ Michael J. Hislop
                                    --------------------------------------------
                                                   Michael J. Hislop
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



 Date: November 22, 2000         By:        /s/ Peter P. Hausback
                                    --------------------------------------------
                                                Peter P. Hausback
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer)