Form 10-K
period 2000-12-31
IL FORNAIO AMERICA CORP
filed 2001-03-19
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or

        [] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 1, 2001, was $46,338,017.*

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 1, 2001 there were 5,832,101 shares outstanding of the Registrant's Common Stock.

* Excludes 2,415,473 shares outstanding at March 1, 2001, of the Registrant's Common Stock held by directors, executive officers and holders of more than 10% of the Company's Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements set forth in or incorporated by reference in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated restaurant openings, expansion strategy, the projected investment costs and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors."

GENERAL

        Il Fornaio owns and operates 25 full-service, white tablecloth Italian restaurants serving creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The Company's restaurants offer an extensive menu, featuring house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Il Fornaio's menu is distinguished by fresh, hand-made breads, pastries and other baked goods that are produced in the Company's restaurants and three wholesale bakeries. Il Fornaio's wholesale bakeries also sell baked goods to quality grocery stores, specialty retailers, hotels and other fine restaurants. In addition, the Company operates a retail market in most of its restaurants, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

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

        Il Fornaio intends to develop restaurants in both existing and new geographic markets and to locate restaurants at sites in affluent urban and suburban areas. The flexibility of the Il Fornaio concept enables the Company to develop successful restaurants in a variety of locations, including residential neighborhoods, shopping centers, office buildings and hotels. Since its initial public offering in September 1997, the Company has opened twelve restaurants, located in California, Colorado, Washington, Nevada, Georgia and Arizona. The Company currently intends to open one new restaurant and one new wholesale bakery in 2001.

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

RECENT DEVELOPMENTS

        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $14.00 in cash, without interest, except that certain shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.


RISK FACTORS

        In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

UNCERTAINTIES ASSOCIATED WITH FUTURE GROWTH

        The Company has experienced growth in recent years, expanding from 11 restaurants at the end of 1995 to 25 restaurants at the end of 2000. In 2000, the Company opened four new restaurants and currently expects to open one new restaurant and one new wholesale bakery in 2001. The Company's ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, the negotiation of favorable lease arrangements, timely development and construction of any new shopping center, hotel or other site in which the restaurant or bakery may be located, management of the costs of construction and development of new restaurants and bakeries, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), general economic conditions and other factors, some of which are beyond the control of the Company. Moreover, the opening of additional restaurants and bakeries in the future will depend, in part, upon the Company's ability to generate sufficient funds from existing operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GEOGRAPHIC CONCENTRATION

        Sixteen of the Company's 25 restaurants and all three of the Company's wholesale bakeries are located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as energy shortages and related increased costs, increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

        The Company has opened nine restaurants located outside of California. Over the next several years, the Company expects that some of its expansion will involve opening restaurants in additional states. Expansion into new geographic regions involves a number of risks, in addition to those identified above, including uncertainties related to local customs, demographics, legal requirements, wages, costs and other economic conditions, the need to develop relationships with local distributors and suppliers for fresh produce and other ingredients, and potential difficulties related to management of operations located in a number of broadly dispersed locations. There can be no assurance that the Company will be successful in addressing these risks in each case, that the Company will be able to open all of its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. Delays in opening, or failure to open, planned new restaurants could have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

        The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, increases or decreases in comparable restaurant revenues and fluctuations in inventory and general and administrative expenses. For example, weather conditions have generally had the most significant adverse impact in the first quarter of each year. In addition, the Company is required to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. In the past, this has resulted in, and may in the future lead to, increased variability in operating results, depending on the number and timing of restaurant openings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors.

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

CHANGES IN FOOD, ENERGY AND LABOR COSTS

        The Company's profitability is dependent in part on its ability to anticipate and react to changes in food, energy and labor costs. Various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

        As a result of the recent energy crisis in California, the Company has experienced a substantial increase in energy costs for its restaurants and wholesale bakeries located within the state. There can be no assurance that the Company will be able to react to further increases in energy costs through menu price adjustments in the future, and inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if energy shortages become more acute, it is possible that energy blackouts may interrupt operations at one or more of the Company's locations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour. On January 1, 2000, the minimum wage in Washington increased to $6.50 an hour from $5.70 an hour. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week. On January 1, 2001, the minimum wage in California was increased to $6.25 an hour from $5.75 an hour. Beginning January 1, 2002, the minimum wage will increase to $6.75 an hour in California.

        There can be no assurance that similar increases will not be adopted in other jurisdictions in which the Company operates or seeks to operate. Additional federal minimum wage increases have recently been proposed. The Company implemented a moderate menu price increase in 1999 and in January 2001 due, in part, to increases in labor costs and cost of goods. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

LONG-TERM, NON-CANCELABLE LEASES; TERMINATION PROVISIONS

        The Company's current leases have annual base rents ranging from $35,000 to $411,000, are non-cancelable and typically have terms of 10 to 20 years. Leases entered into by the Company in the future will likely also be long-term and non-cancelable. If a decision is made to close any restaurant or bakery, the Company may be committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In 1993 and 1995, the Company recorded provisions of $2.3 million and $932,000, respectively, for liabilities associated with the closure of facilities subject to non-cancelable, long-term leases. As of December 31, 2000, the reserve for store closures was $257,000. The Company may incur liabilities of this nature in the future if a decision is made to close one or more restaurants or bakeries, and such liabilities, if incurred, could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, one of the Las Vegas restaurant's lease contains provisions that allow the hotel landlord to terminate the Company's lease without compensation if, during any six-month period in which the hotel has achieved a specified occupancy rate, the restaurant's monthly gross sales average less than a specified minimum amount. There can be no assurance that restaurant sales will continue to exceed the specified minimum. In addition, the lease contains provisions allowing the landlord to relocate the Company's restaurant to another site within the hotel possessing retail characteristics similar to the site currently occupied by the Company. The landlord may not use the site vacated for restaurant operations. Should the Company elect not to relocate the restaurant, the lease may be terminated by the Company and, in that event, the landlord is obligated to reimburse the Company for the unamortized cost of its improvements to the site and any of the Company's furniture, fixtures and equipment not removed by the Company. Such termination or relocation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Properties."

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

UNINSURED LOSSES

        The Company has comprehensive insurance, including general liability, fire, extended coverage and employee practices liability coverage. However, there are certain types of losses that may be uninsurable or that the Company believes are not economically insurable, such as earthquakes and other natural disasters. In view of the location of many of the Company's existing and planned restaurants in California, the Company's operations are particularly susceptible to damage and disruption caused by earthquakes. In addition, the Company also has a restaurant located in Seattle, Washington, an area which experienced a significant earthquake in February 2001. The Company did not experience significant damage. In the event of an earthquake or other natural disaster affecting the Company's geographic area of operations, the Company could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties. In addition, the Company does not currently maintain any insurance coverage for the effects of adverse publicity, and such litigation or adverse publicity could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY EXISTING STOCKHOLDERS AND MANAGEMENT

        At March 1, 2001, the Company's directors, officers and their affiliates beneficially owned approximately 25.5% of the outstanding Common Stock (assuming exercise of vested stock options). As a result of such Common Stock ownership, the Company's directors, officers and their affiliates, if they voted together, would be able to exercise significant influence over the election of members of the Company's Board of Directors and other corporate actions requiring stockholder approval. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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


IL FORNAIO CONCEPT AND STRATEGY

        Offer Premium Quality, Authentic Regional Italian Cuisine. Il Fornaio seeks to differentiate its restaurants from other restaurants in the Italian food segment by offering creatively prepared, premium quality Italian cuisine based on authentic regional recipes. The core menu served at both lunch and dinner features a variety of dishes, including house-made pasta, poultry and game roasted over a wood-fired rotisserie, meat and fresh fish from a charcoal grill, pizza from a wood-burning oven, soups, salads and desserts. Native-born Italian chefs develop all of the core menu items, which vary depending on the seasonal availability of raw ingredients. The Company's chefs also develop special menus each month based on the local cuisine and culinary style of one of Italy's 20 geographic regions as part of the Company's Festa Regionale marketing program. Hand-made, preservative-free baked goods, based on centuries- old regional Italian recipes, are provided by Il Fornaio's wholesale bakeries for use in a variety of menu items. Fresh breads and rolls are served with each meal, providing an authentic and high quality complement to the menus. Il Fornaio's restaurants have received numerous awards and commendations.

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

        Foster a Strong Corporate Culture. The Company believes that qualified employees are critical to its success. The Company believes that, by providing extensive training, attractive compensation and significant opportunities for employee feedback and advancement, it fosters a strong corporate culture that helps attract and retain highly qualified employees. The Company has a Partnership Program, which provides equity participation to chefs and restaurant general managers. The Company also provides medical, dental and other benefits to hourly employees and believes that the availability of these benefits contributes to an employee turnover rate that is below the industry average.

        Provide an Attractive Price-Value Relationship. The Company believes that its restaurants provide guests with excellent value by offering high quality authentic Italian food, a distinctive atmosphere and superior service, all for an average check per guest in 2000 of $22.46 (including alcohol). As a result, the Company's restaurants attract a broad variety of guests who desire a more authentic Italian experience than may be available from other restaurants in the Italian food segment, without a substantially higher cost.

UNIT ECONOMICS

        For 2000, the Company's 18 restaurants that were open for at least 18 months through fiscal year end 2000 had average revenues of approximately $5.5 million, average operating income of approximately $808,000, or 14.7% of average restaurant sales, and average operating income before depreciation and amortization of approximately $1.0 million, or 19.0% of restaurant sales. The Company's restaurants range in size from 5,000 square feet to 14,000 square feet. Since 1991, the Company's average total investment per restaurant, net of landlord contributions, has averaged approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company expects that its planned future restaurants will generally range in size from 7,000 to 10,000 square feet and that its total investment and pre-opening costs per restaurant will be approximately $2.2 million and $250,000, respectively, dependent upon inflation and the geographic locations of future restaurants.

LOCATIONS

        Il Fornaio owns and operates 25 full-service, white tablecloth Italian restaurants and three wholesale bakeries. The wholesale bakeries provide fresh breads, pastries and other baked goods to the restaurants, as well as to a variety of quality grocery stores, specialty retailers, hotels and other fine restaurants. All Il Fornaio restaurants and wholesale accounts in the San Francisco Bay Area are supplied by the Company's 12,000-square foot bakery located in Burlingame, California. The restaurants and wholesale accounts in Southern California are supplied by the Company's 15,000-square foot bakery located in Gardena, California. In addition, the Il Fornaio restaurant and wholesale accounts located in the Sacramento area of California are supplied by the Company's bakery located adjacent to the Company's Sacramento restaurant. Restaurants that cannot be supplied by one of the Company's wholesale bakeries are designed with an in-house bakery. Most of the restaurants feature a retail market, which sells baked goods, prepared foods and a variety of Il Fornaio-brand products, allowing guests to recreate the Il Fornaio experience at home.

        The following table provides information about the Company's current and planned operations.

CURRENT OPERATIONS

                                                 YEAR             SIZE             NUMBER OF
LOCATION                                        OPENED          (SQ. FT.)           SEATS(1)
--------                                        ------          ---------          ---------
Restaurants
  Corte Madera, CA ................              1987             5,600               104
  San Francisco, CA ...............              1988             7,800               148
  Del Mar, CA .....................              1989             5,700               110
  Palo Alto, CA ...................              1989             7,300               136
  Irvine, CA ......................              1991             9,600               220
  Beverly Hills, CA ...............              1992             5,000                76
  San Jose, CA ....................              1992             8,000               171
  Pasadena, CA ....................              1993             8,000               152
  Sacramento, CA ..................              1993             7,900               158
  Burlingame, CA ..................              1995             9,200               185
  Carmel, CA ......................              1995             7,500               120
  Portland, OR ....................              1996             7,300               170
  Las Vegas, NV ...................              1997            10,900               218
  Santa Monica, CA ................              1997             7,500               150
  Denver, CO ......................              1997             9,200               175
  Seattle, WA .....................              1998            13,200               269
  Walnut Creek, CA ................              1998             8,700               210
  Las Vegas, NV (The Venetian) ....              1999            14,000               282
  Atlanta, GA .....................              1999             8,500               175
  Coronado Island, CA .............              1999             9,100               180
  Manhattan Beach, CA .............              1999             8,000               180
  Scottsdale, AZ ..................              2000             9,000               175
  Roseville, CA ...................              2000             7,500               202
  Denver, CO ......................              2000             9,000               228
  Broomfield, CO ..................              2000             7,500               204

Wholesale Bakeries
  Sacramento, CA ..................              1993             2,500                --
  Burlingame, CA ..................              1997            12,000                --
  Gardena, CA .....................              1999            15,000                --

PLANNED RESTAURANTS AND WHOLESALE BAKERIES (2)

                                                                SCHEDULED          SIZE
        OPERATION                  LOCATION                      OPENING         (SQ. FT.)
        ---------                  --------                  -------------      ----------
        Restaurant.........        Green Valley, NV...            2001            8,000
        Wholesale Bakery...        Denver, CO.........            2001           13,600


(1)  Excludes patio seating.

(2) Leases have been signed for each of the above planned restaurant and wholesale bakery locations.


EXPANSION STRATEGY AND SITE SELECTION

        The Company intends to continue to expand its operations by addressing both existing and new geographic markets. The Company currently plans to open one new restaurant and one new wholesale bakery in 2001.

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

        The Company's average check per guest in 2000 at its restaurants, including alcoholic beverages, was $22.46. Nine of the restaurants also offer breakfast service which, during 2000, accounted for approximately 2% of restaurant revenues. During the same period, wine sales represented approximately 18% of restaurant revenues, while other alcoholic beverages accounted for approximately 7% of restaurant revenues.

        Take-out prepared food and retail brand items accounted for approximately 9% of restaurant revenues in 2000. The restaurants' retail markets enable guests to recreate the Il Fornaio dining experience at home by offering prepared foods, including assorted cold pasta and risotto salads, Il Fornaio breads, green salads, whole roasted chickens, stuffed artichokes, individual pizzette and assorted Italian sandwiches, as well as Il Fornaio-brand retail items, including oakwood-roasted coffee, pasta, risotto, extra virgin olive oil, balsamic vinegar imported from Modena, Italy, and Chianti Classico.

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

WHOLESALE BAKERIES

        The Company currently has three wholesale bakeries, which range in size from 2,500 to 15,000 square feet. One of these bakeries is located adjacent to one of the Company's restaurants. The Company's original heritage was based on bakeries and bakery products, which remain an integral part of the Il Fornaio restaurant concept. In addition to the Company's own restaurants, bakery products are sold to quality grocery stores, specialty retailers, hotels and other fine restaurants. The Company's wholesale bakeries accounted for approximately 9% of gross revenues during 2000. For segment information, see
Part II, Item 8. Financial Statements and Supplementary Data - Note 10 of Notes to Financial Statements, which is incorporated herein by reference.

        The Company operates a free-standing 12,000-square foot wholesale bakery, located in Burlingame, California, to provide freshly baked goods to all Il Fornaio restaurants and wholesale customers throughout the San Francisco Bay Area and a 15,000-square foot wholesale bakery and training facility in Gardena, California to serve its Southern California restaurants and wholesale customers. The Company plans to open a new 13,600-square foot wholesale bakery, located in Denver, Colorado in April, 2001 to serve its Colorado restaurants and wholesale customers. These wholesale bakeries are designed to provide efficiencies in production (both labor and ingredients) and distribution. These facilities permit the Company to employ improved processes, which enhance quality and consistency, while maintaining the Il Fornaio commitment to preservative-free, hand-made authentic Italian breads.

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

        To encourage repeat patronage, the Company has developed the Festa Regionale program. As part of this program, innovative menus are developed monthly by Chef-Partners, on a rotating basis, based on authentic recipes from one of Italy's 20 geographic regions. Menu items are accompanied by selected wines from the region and a regional bread is provided by the Company's bakeries. Mailers describing each month's Festa Regionale offerings are sent monthly to over 300,000 households identified by the Company through customer mailing lists or geographic proximity to an Il Fornaio restaurant. The Passaporto program also encourages frequent dining at the Company's restaurants by rewarding those who participate in each month of the six-month program with a commemorative plate. In addition, guests receive a complimentary item such as an appetizer or a dessert from the regional menu.

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

EMPLOYEES

        At January 28, 2001, the Company employed approximately 3,039 persons, 44 of whom were executive office personnel, 194 of whom were unit management personnel and the remainder of whom were hourly restaurant or wholesale bakery personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

        During 2000, approximately 25% of restaurant revenues was attributable to the sale of alcoholic beverages, primarily wine. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. For each new location, alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Laurence B. Mindel, age 63, joined the Company as Chairman of the Board, President and Chief Executive Officer in January 1987. Mr. Mindel currently serves as Chairman of the Board, having resigned as President in 1995 and as Chief Executive Officer in 1998. From 1964 to 1970, Mr. Mindel was President and Chief Executive Officer of Caswell Coffee Company in San Francisco. In 1970, Mr. Mindel co-founded Spectrum Foods, where he served as Chairman of the Board, President and Chief Executive Officer. Under Mr. Mindel's direction, Spectrum created 14 restaurants in Northern and Southern California, including Chianti, MacArthur Park, Harry's Bar and American Grill, Prego and Guaymas. In 1984, Saga Corporation acquired Spectrum Foods, and from that time until he joined the Company, Mr. Mindel served as President of the Saga Restaurant Group, which included Stuart Anderson's Black Angus, Velvet Turtle, Spoons, Hotel Food Services and the newly acquired Spectrum Foods restaurants. In 1985, Mr. Mindel became the first person of non-Italian descent and the first American to be awarded the Caterina di Medici medal. Awarded by the Italian government, the medal recognizes persons who have excelled in preserving the Italian heritage outside of Italy. In 1998, Mr. Mindel became one of a select group of restaurant industry leaders to receive the International Foodservice Manufacturers Association's Foodservice Operator of the Year and Gold Plate Award. Mr. Mindel is also a director of Peet's Coffee & Tea, Inc.

        Michael J. Hislop, age 46, joined the Company as President and Chief Operating Officer in July 1995 and was promoted to Chief Executive Officer and President in 1998. From April 1991 to May 1995, Mr. Hislop served as Chairman and Chief Executive Officer of Chevy's Mexican Restaurants which, under his direction, grew from 17 locations to 63 locations nationwide. From 1982 to 1991, Mr. Hislop was employed by El Torito Mexican Restaurants, Inc., serving first as Regional Operator, then as Executive Vice President of Operations and for the last three years as Chief Operating Officer. From 1979 to 1982, Mr. Hislop was employed by T.G.I. Fridays Restaurants, Inc. as a Regional Manager.

        Peter P. Hausback, age 41, was appointed Chief Financial Officer and Secretary on December 1, 1999. Mr. Hausback is also Vice President of Finance and has held that position since May 1999. From April 1998 to May 1999, Mr. Hausback was the Vice President of Planning and Analysis and from February 1992 to April 1998 he was Controller. Prior to joining the Company, Mr. Hausback was employed at Price Waterhouse.

        Michael J. Beatrice, age 47, joined the Company as Vice President, Operations, in April 1996 and was promoted to Chief Operating Officer in 1998. From 1994 to 1996, Mr. Beatrice was Vice President, Operations, for an area developer of Boston Chicken, a restaurant company. From 1991 to 1994, he owned and operated an upscale, full-service Italian restaurant north of Boston. From 1983 to 1991, he served a variety of positions with El Torito Mexican Restaurant, Inc., most recently as Regional Vice President.

ITEM 2. PROPERTIES

        All of the Company's operations are located in leased facilities. Current restaurant and wholesale bakery leases have expiration dates ranging from 2002 to 2017, with the majority of the leases providing for five-year options to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Some of the leases require the Company to pay the costs of insurance, taxes and a portion of the lessor's operating costs. See Note 10 to Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future periods. The Company's lease for one of its Las Vegas restaurants contains certain termination and relocation provisions. See "Item 1. Business -- Risk Factors -- Long-Term, Non-Cancelable Leases; Termination Provisions."

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

ITEM 3. LEGAL PROCEEDINGS

        On or about November 16, 2000, four substantially identical civil actions were commenced in the Court of Chancery of the State of Delaware in New Castle County. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in each of the complaints are the Company, members of the Company's board of directors and Bruckmann, Rosser, Sherill & Co., L.L.C. (see Note 3 to
Financial Statements). The actions have since been consolidated into a single action. The complaint alleges, among other things, that the proposed merger is unfair and that the Company's directors breached their fiduciary duties by failing to disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The action is at a preliminary stage. No response has been filed, and no trial date has been set. The defendants believe that the claims alleged in this action are without merit and intend to contest them vigorously. There can be no assurance, however, as to the outcome of this lawsuit.

        The Company is a party to various other legal proceedings arising in the ordinary course of its business. Although no assurance can be given, the Company does not expect any of these other proceedings to have a material adverse effect on the Company's business, financial condition or results of operations.


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

      FISCAL QUARTER ENDED:              HIGH            LOW
      ---------------------            -------        ------
      1999
      ----
      March 28, 1999...............    $  11.25       $   6.38
      June 27, 1999................    $  15.00       $   8.63
      September 26, 1999...........    $  15.13       $   9.38
      December 26, 1999............    $  10.00       $   5.50

      2000
      ----
      March 26, 2000...............    $  10.13       $   6.88
      June 25, 2000................    $   9.38       $   6.75
      September 24, 2000...........    $   9.94       $   6.25
      December 31, 2000............    $  13.38       $   8.25

        At March 1, 2001, there were 479 holders of record of the Company's Common Stock. The Company has never paid any cash dividends on its Common Stock. The Board of Directors intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since December 26, 1999, the Registrant has sold and issued the following unregistered securities:

        1. During the period, the Company granted incentive and non-qualified stock options to key employees, officers and directors under its 1997 Equity Incentive Plan (the "Plan") covering an aggregate of 245,450 shares of the Company's Common Stock, at exercise prices ranging from $7.75 to $9.75 per share. These options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.

                                                                                 FISCAL YEAR
                                                   ------------------------------------------------------------------------
                                                     2000           1999(1)         1998(1)        1997(1)         1996(1)
                                                   ---------       ---------       ---------      ---------       ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                      $ 113,872       $  92,266       $  75,523      $  65,525       $  50,599
  Wholesale bakeries                                  10,524           8,167           7,615          6,284           6,016
  Retail bakeries                                         --              --              --            311           4,137
                                                   ---------       ---------       ---------      ---------       ---------
     Total revenues                                  124,396         100,433          83,138         72,120          60,752
                                                   ---------       ---------       ---------      ---------       ---------
Costs and expenses:
  Costs of sales                                      29,777          23,806          19,594         16,993          14,792
  Operating expenses                                  72,441          58,011          47,589         41,800          35,152
  Depreciation and amortization                        6,117           4,946           3,948          3,298           3,284
                                                   ---------       ---------       ---------      ---------       ---------
    Total restaurant and bakery costs                108,335          86,763          71,131         62,091          53,228
                                                   ---------       ---------       ---------      ---------       ---------
Income from restaurant and bakery operations          16,061          13,670          12,007         10,029           7,524
  Preopening expenses(2)                                 969           1,077             534            432             426
  General and administrative expenses                  9,264           8,053           6,609          6,231           4,874
  Provision for store closures                            --              --              --           (470)             --
                                                   ---------       ---------       ---------      ---------       ---------
Operating income                                       5,828           4,540           4,864          3,836           2,224
Interest income, net                                     213             433             811            398             127
                                                   ---------       ---------       ---------      ---------       ---------
Income before income taxes and change
  in accounting principle                              6,041           4,973           5,675          4,234           2,351
Provision for income taxes                             2,267           1,914           2,224          1,651             898
                                                   ---------       ---------       ---------      ---------       ---------
Income before change in  accounting principle          3,774           3,059           3,451          2,583           1,453
Cumulative effect of change in accounting
  principle (net of taxes)(2)                             --              --             326             --              --
                                                   ---------       ---------       ---------      ---------       ---------
Net income                                         $   3,774       $   3,059       $   3,125      $   2,583       $   1,453
                                                   =========       =========       =========      =========       =========
Basic earnings per share before change in
  accounting principle                             $    0.66       $    0.54       $    0.59      $    0.53       $    0.32
Cumulative effect of change in accounting
  principle                                               --              --            0.06             --              --
                                                   ---------       ---------       ---------      ---------       ---------
Basic earnings per share                           $    0.66       $    0.54       $    0.53      $    0.53       $    0.32
                                                   =========       =========       =========      =========       =========
Basic weighted average shares outstanding              5,758           5,713           5,846          4,908           4,485
                                                   =========       =========       =========      =========       =========

Diluted earnings per share before change in
  accounting principle                             $    0.62       $    0.50       $    0.55      $    0.48       $    0.32
Cumulative effect of change in accounting
  principle                                               --              --            0.05             --              --
                                                   ---------       ---------       ---------      ---------       ---------
Diluted earnings per share                         $    0.62       $    0.50       $    0.50      $    0.48       $    0.32
                                                   =========       =========       =========      =========       =========
Diluted weighted average shares outstanding            6,090           6,097           6,298          5,433           4,570
                                                   =========       =========       =========      =========       =========

BALANCE SHEET DATA (AT YEAR END):

Working capital (deficit)                          $  (2,507)      $  (3,391)      $   6,748      $  11,094       $     158
Total assets                                          78,208          65,158          57,354         52,091          34,855
Stockholders' equity                                  47,259          42,578          39,509         37,126          22,936

(1) Certain fiscal 1999, 1998, 1997 and 1996 amounts have been reclassified to conform with fiscal 2000 presentations.

(2) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 2 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company's revenues consist of restaurant sales and wholesale bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after its first full month following the eighteenth month of its operation. Comparable restaurant sales may fluctuate significantly as a result of a variety of factors. See "Factors Affecting Operating Results" below.

        Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase with sales volume. Occupancy costs include both a fixed and percentage portion of rent.

        Preopening costs consist of direct costs related to hiring and training the initial workforce, promotion and certain other direct costs related to opening new restaurants. Preopening costs in 2000, 1999 and 1998 were expensed as incurred. The expense-as-incurred standard has in the past resulted in, and may in the future lead to, increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate to a greater extent than under the previously applied principle.

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

        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $14.00 in cash, without interest, except that a specified number of shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.

        The Company and BRS estimate that the total amount of funds necessary to consummate the Merger and related transactions, and to pay related fees and expenses will be approximately $93.0 million. Of this amount, $40.0 million will be funded from an equity investment in the Company by Newco, the continuing stockholders and outside equity financing. An additional $50.0 million will be funded through new credit facilities from a syndicate of banks and private offerings of debt securities. BRS has received commitments, subject to various conditions, from financial institutions and some of their affiliates in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. Receipt of third-party financing is a condition to completion of the Merger. Following completion of the Merger, the Company and BRS expect to repay the third-party financing through cash flow generated from operations in the ordinary course of business and/or through refinancing.

        As a result, certain transaction costs incurred in anticipation of the consummation of the Merger have been capitalized as deferred transaction costs. Such costs will be accounted for as deferred financing costs as to a portion of the costs and as a reduction in equity proceeds for the remainder upon completion of the Merger, or expensed in the event the Merger is not completed. At December 31, 2000, these costs amounted to $1.1 million and these costs are expected to increase.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2000, 1999 AND 1998

     The following table sets forth operating results as a percentage of total revenues and the percentage change in amounts for the periods indicated.

                                                        PERCENTAGE OF TOTAL REVENUES                PERCENTAGE INCREASE
                                                                 FISCAL YEAR                              (DECREASE)
                                                   -----------------------------------------     -----------------------------
                                                     2000           1999(1)         1998(1)      2000 VS. 1999   1999 VS. 1998
                                                   ---------       ---------       ---------     -------------   -------------
INCOME STATEMENT DATA:

Revenues:
  Restaurants                                           91.5%           91.9%           90.8%           23.4%           22.2%
  Wholesale bakeries                                     8.5%            8.1%            9.2%           28.9%            7.2%
                                                   ---------       ---------       ---------       ---------       ---------
     Total revenues                                    100.0%          100.0%          100.0%           23.9%           20.8%
                                                   ---------       ---------       ---------       ---------       ---------
Costs and expenses:
  Costs of revenues                                     24.0%           23.7%           23.6%           25.1%           21.5%
  Operating expenses                                    58.2%           57.8%           57.3%           24.9%           21.9%
  Depreciation and amortization                          4.9%            4.9%            4.7%           23.7%           25.3%
                                                   ---------       ---------       ---------       ---------       ---------
    Total restaurant and bakery costs                   87.1%           86.4%           85.6%           24.9%           22.0%
                                                   ---------       ---------       ---------       ---------       ---------
Income from restaurant and bakery operations            12.9%           13.6%           14.4%           17.5%           13.9%
  Preopening expenses(2)                                 0.8%            1.1%            0.6%          -10.0%          101.7%
  General and administrative expenses                    7.4%            8.0%            7.9%           15.0%           21.8%
                                                   ---------       ---------       ---------       ---------       ---------
Operating income                                         4.7%            4.5%            5.9%           28.4%           -6.7%
Interest income, net                                     0.2%            0.4%            1.0%          -50.8%          -46.6%
                                                   ---------       ---------       ---------       ---------       ---------
Income before income taxes and change
  In accounting principle                                4.9%            4.9%            6.9%           21.5%          -12.4%
Provision for income taxes                               1.9%            1.9%            2.7%           18.4%          -13.9%
                                                   ---------       ---------       ---------       ---------       ---------
Income before change in  accounting principle            3.0%            3.0%            4.2%           23.4%          -11.4%
Cumulative effect of change in accounting
  Principle (net of taxes)(2)                            0.0%            0.0%            0.4%            0.0%         -100.0%
                                                   ---------       ---------       ---------       ---------       ---------
Net income                                               3.0%            3.0%            3.8%           23.4%           -2.1%
                                                   =========       =========       =========       =========       =========

(1) Certain fiscal 1999 and 1998 amounts have been reclassified to conform with fiscal 2000 presentations.

(2) Reflects adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities," in 1998. See Note 2 to Financial Statements.

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

        Total restaurant revenues increased by $21.6 million, or 23.4%, to $113.9 million in 2000 from $92.3 million in 1999. The increase was primarily attributable to (i) the opening of four new restaurants in 2000 as well as three new restaurants opened during the second half of 1999 and (ii) a 4.4% increase in comparable restaurant sales. Comparable restaurant sales are calculated to include a new restaurant only after the first full month following the eighteenth month of its operation. The increase in restaurant revenues also reflects the benefit of an additional week of operations for the 53 weeks ended December 31, 2000 compared to the 52 weeks ended December 26, 1999. Total wholesale bakery revenues increased by $2.4 million, or 28.9%, to $10.5 million in 2000 from $8.2 million in 1999. The increase was attributable primarily to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

COST OF REVENUES

        Cost of revenues increased slightly as a percentage of revenues to 24.0% for 2000 compared to 23.7% for 1999. The increase was primarily the result of higher initial cost of revenues for the four new restaurants opened in 2000 along with a general shift in menu mix.

OPERATING EXPENSES

        Operating expenses include all restaurant and wholesale bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses as a percentage of revenues increased to 58.2% in 2000 from 57.8% in 1999. This increase was primarily attributable to an increase in the minimum wage in Washington and the corresponding indirect pressure on other wages, as well as increased payment of overtime in California due to the labor law change that took effect January 1, 2000. Additionally, there were general increases in employee-related insurance programs and store operating supplies.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses remained unchanged as a percentage of revenues at 4.9% for 2000 and 1999. Depreciation and amortization expenses increased to $6.1 million in 2000 from $4.9 million in 1999, primarily reflecting increased depreciation related to new unit construction costs.


PREOPENING EXPENSES

        Prior to 1998, pre-opening expenses for each of the Company's new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, "Reporting On the Cost of Start-Up Activities", pre-opening costs in 1998 were expensed as incurred. This change is discussed in more detail in Note 2 to the Financial Statements. Total pre-opening costs for 2000 were $969,000, or 0.8% as a percentage of revenue, compared to $1.1 million, or 1.1% as a percentage of revenue, for 1999. Pre-opening costs in 2000 were primarily incurred in connection with the opening of the Scottsdale, Arizona restaurant on February 7, 2000, the Roseville, California restaurant on August 25, 2000, the Broomfield, Colorado restaurant on November 20, 2000 and the Denver, Colorado restaurant on December 11, 2000. The pre-opening costs for 1999 were incurred primarily in connection with the opening of the Company's Canaletto restaurant in Las Vegas, Nevada on June 28, 1999, the Coronado, California restaurant on September 3, 1999, the Manhattan Beach, California restaurant on November 13, 1999 and the Atlanta, Georgia restaurant on December 6, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses as a percentage of revenues decreased to 7.4% in 2000 compared to 8.0% in 1999. This decrease primarily reflects non-recurring charges of approximately $400,000 incurred in the third quarter of 1999 that were associated with the Company's review of financial and strategic alternatives to enhance stockholder value and included preliminary costs of $84,000 with respect to the evaluation and negotiation of leases for two potential sites, which the Company subsequently decided not to pursue. These increases were offset, in part, by stable administrative staffing expense levels.


INTEREST INCOME, NET

        Interest income decreased to $324,000 in 2000 from $464,000 in 1999, reflecting interest earned on lower average cash balances as a result of the use of cash to expand the Company's operations. Interest expense increased to $111,000 in 2000 from $31,000 in 1999 as a result of the increased utilization of the Company's line of credit in connection with the expansion of operations.

INCOME TAX PROVISION

        The Company's effective tax rate decreased for fiscal 2000 to 37.5% from 38.5% for fiscal 1999, due to the planned use of various deductible tax assets and other tax credits available to the Company.

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

COST OF REVENUES

        Cost of revenues as a percentage of revenues was 23.7% for 1999 and 23.6% for 1998. The slight increase was due to higher initial cost of revenues for the four new restaurants opened in 1999.

OPERATING EXPENSES

        Operating expenses include all restaurant and wholesale bakery operating and occupancy costs, the major components of which are labor, rent, operating supplies, repairs and maintenance, marketing and utilities. Operating expenses as a percentage of revenues increased to 57.8% from 57.3% in 1998. This increase was primarily attributable to increases in minimum wage rates applicable at certain restaurants (Portland and Seattle) and the corresponding indirect pressure on other wages, as well as non-recurring charges related to the disposition of equipment from two wholesale bakeries as a result of the consolidation of certain bakery operations during 1999.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses as a percentage of revenues increased slightly to 4.9% in 1999 from 4.7% in 1998. Depreciation and amortization expenses increased to $4.9 million in 1999 from $3.9 million in 1998, primarily reflecting increased depreciation related to new unit construction costs.

PREOPENING EXPENSES

        Prior to 1998, pre-opening expenses for each of the Company's new units were capitalized and amortized over the 12-month period following the opening of the unit. With the adoption of SOP 98-5, pre-opening costs in 1998 were expensed as incurred. This change is discussed in more detail in the "Overview" above. Pre-opening expenses as a percentage of revenues were 1.1% for 1999 and 0.6% for 1998. This increase in pre-opening costs was due to the opening of four new restaurants in 1999 versus two new restaurants in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses as a percentage of revenues increased to 8.0% in 1999 from 7.9% in 1998. This increase primarily reflects non-recurring charges of approximately $400,000 incurred in the third quarter of 1999 that were associated with the Company's review of financial and strategic alternatives to enhance stockholder value and included preliminary costs of $84,000 were with respect to the evaluation and negotiation of leases for two potential sites, which the Company subsequently decided not to pursue. These increases were offset by stable administrative staffing expense levels.

INTEREST INCOME, NET

        Interest income decreased to $464,000 from $844,000 in 1998, reflecting interest on lower average cash balances as a result of the use of cash to fund the construction of new restaurants. Interest expense remained relatively unchanged at $31,000 in 1999 and $33,000 in 1998.

INCOME TAX PROVISION

        The Company's effective tax rate decreased for fiscal 1999 to 38.5% from 39.2% for fiscal 1998, reflecting the planned use of various deductible tax assets and FICA credits.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, the Company had $6.1 million in cash and cash equivalents.

        For the periods presented, the Company has funded its capital expansion primarily from the proceeds of the Company's initial public offering in September 1997, as well as with cash flow generated from new and existing restaurant operations. Cash flow from operations increased to $12.9 million for fiscal 2000 from $10.9 million in fiscal 1999. At December 31, 2000, the Company had a working capital deficit of $2.5 million compared to working capital deficit of $3.4 million at December 26, 1999. The Company's working capital deficit is primarily attributable to the timing of the payment of the Company's current payables along with a decrease in cash as a result of funding its capital expansion.

        Net cash provided by financing activities was $907,000 for 2000 as compared to $10,000 in 1999. The Company received $583,000 in cash from the issuance of common stock under the Company's employee stock purchase plan in 2000 compared to $712,000 in 1999 and $220,000 from the issuance of common stock upon exercise of stock options in 2000 compared to $281,000 in 1999. The Company did not repurchase any common stock in 2000 compared to $983,000 in 1999.

        In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases were made in the open market at prevailing prices or in negotiated off-market transactions. On December 9, 1999, the Board of Directors authorized the repurchase of an additional 250,000 shares of the Company's common stock. Through December 31, 2000, the Company had repurchased 499,400 shares of common stock in the open market for an aggregate of approximately $3.0 million.

        The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and bears interest at the bank's reference rate. At December 31, 2000, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire May 31, 2001. In the event the Merger is not completed, the Company intends to seek to renew the line of credit.

        Capital expenditures, net of construction allowances received, were $12.8 million for 2000 as compared to $18.1 million for 1999. These expenditures reflected construction costs primarily for the Company's four new restaurants opened in 2000 and 1999. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. To date, these expenditures have been funded primarily by the proceeds from the Company's initial public offering and cash flow generated from restaurant and bakery operations. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations and landlord construction contributions (when available).

        The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, the size of restaurants developed and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that anticipated cash flow from operations, existing cash balances and borrowings under the credit agreement will be sufficient to fund its capital requirements, including planned expansion and ongoing maintenance and renovation of existing restaurants, at least through 2001. In the event that additional capital is required, the Company may seek to raise that capital through public or private equity or debt financings. There can be no assurance that such capital will be available on favorable terms, if at all.


FACTORS AFFECTING OPERATING RESULTS AND QUARTERLY RESULTS

        Certain statements set forth in this Managements' Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated restaurant and wholesale bakery openings, expansion strategy, the projected investment costs, pre-opening expenses and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the Company's ability to complete the proposed Merger and the outcome of the related litigation, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "will," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K. See "Business -- Risk Factors."

        The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible changes in food, energy and labor costs, potentially adverse weather conditions, and the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 has been amended by SFAS Nos. 137 and 138, and is interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a significant impact on the financial statements.

INFLATION

The primary inflationary factors affecting the Company's operations are food, energy and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. As a result of the recent energy crisis in California, the Company has experienced a substantial increase in energy costs for its restaurants and wholesale bakeries located within the state. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage increases) has not had a material impact on the Company's operations. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour. On January 1, 2000, the minimum wage in Washington increased to $6.50 an hour from $5.70 an hour. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week. On January 1, 2001, the minimum wage in California was increased to $6.25 an hour from $5.75 an hour. Beginning January 1, 2002, the minimum wage will increase to $6.75 an hour in California. Additional increases in the federal minimum wage have also been proposed. There can be no assurance that the Company will be able to pass the additional increases related to wages and energy costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage and energy cost increases could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        IL FORNAIO (AMERICA) CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
  Independent Auditors' Report ...........................................................      25

  Balance Sheets as of December 31, 2000 and December 26, 1999 ...........................      26

  Statements of Income for the years ended December 31, 2000, December 26, 1999,
  and December 27, 1998 ..................................................................      27

  Statements of  Stockholders' Equity for the years ended December 31, 2000,
  December 26, 1999, and December 27, 1998 ...............................................      28

  Statements of Cash Flows for the years ended December 31, 2000, December 26,
  1999, and December 27, 1998 ............................................................      29

  Notes to Financial Statements ..........................................................      30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Il Fornaio (America) Corporation:

        We have audited the accompanying balance sheets of Il Fornaio (America) Corporation (the "Company") as of December 31, 2000 and December 26, 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Il Fornaio (America) Corporation as of December 31, 2000 and December 26, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
----------------------------------------------
DELOITTE & TOUCHE LLP

San Francisco, California
February 13, 2001

                        IL FORNAIO (AMERICA) CORPORATION

                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                            DECEMBER 31,       DECEMBER 26,
                                                                                2000               1999
                                                                            ------------       ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ..........................................      $      6,091       $      5,118
  Restricted cash ....................................................               235                314
  Accounts receivable, net ...........................................             1,942              1,785
  Other receivables ..................................................             1,429                 --
  Inventories ........................................................             2,978              2,559
  Prepaid expenses and other assets ..................................             1,056              1,184
  Deferred transaction costs .........................................             1,112                 --
  Deferred tax assets, net ...........................................               361                218
                                                                            ------------       ------------
          Total current assets .......................................            15,204             11,178
                                                                            ------------       ------------

Property and equipment, net ..........................................            62,070             52,433
Deferred tax assets, net .............................................                --              1,000
Other assets .........................................................               934                547
                                                                            ------------       ------------
          Total assets ...............................................      $     78,208       $     65,158
                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................      $      7,332       $      6,982
  Accrued expenses ...................................................            10,379              7,587
                                                                            ------------       ------------
          Total current liabilities ..................................            17,711             14,569

Reserve for restaurant closures ......................................               177                159
Deferred lease incentives ............................................            11,922              7,852
Deferred tax liabilities, net ........................................             1,139                 --
Commitments and contingencies (Notes 3 and 9)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized; no shares issued ....................................                --                 --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 6,326,971 shares issued and 5,827,571 shares
     outstanding at December 31, 2000, and 6,193,119 shares issued
     and 5,693,719 shares outstanding at December 26, 1999 ...........                 6                  6
  Additional paid-in-capital .........................................            39,658             38,751
  Retained earnings ..................................................            10,612              6,838
                                                                            ------------       ------------
                                                                                  50,276             45,595
  Treasury stock, 499,400 shares at cost .............................            (3,017)            (3,017)
                                                                            ------------       ------------
     Total stockholders' equity ......................................            47,259             42,578
                                                                            ------------       ------------
          Total liabilities and stockholders' equity .................      $     78,208       $     65,158
                                                                            ============       ============

    The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                                  YEAR ENDED
                                                                  ---------------------------------------------
                                                                  DECEMBER 31,     DECEMBER 26,    DECEMBER 27,
                                                                     2000             1999             1998
                                                                  ----------       ----------       ----------
Revenues:
  Restaurants ..............................................      $  113,872       $   92,266       $   75,523
  Wholesale bakeries .......................................          10,524            8,167            7,615
                                                                  ----------       ----------       ----------
        Total revenues .....................................         124,396          100,433           83,138
                                                                  ----------       ----------       ----------
Costs and expenses:
  Cost of revenues .........................................          29,777           23,806           19,594
  Operating expenses .......................................          72,441           58,011           47,589
  Depreciation and amortization ............................           6,117            4,946            3,948
                                                                  ----------       ----------       ----------
        Total restaurant and bakery costs ..................         108,335           86,763           71,131
                                                                  ----------       ----------       ----------
Income from restaurant and bakery operations ...............          16,061           13,670           12,007
  Pre-opening expenses .....................................             969            1,077              534
  General and administrative expenses ......................           9,264            8,053            6,609
                                                                  ----------       ----------       ----------
Operating income ...........................................           5,828            4,540            4,864
Other income (expenses):
  Interest income ..........................................             324              464              844
  Interest expense .........................................            (111)             (31)             (33)
                                                                  ----------       ----------       ----------
        Total other income (expenses), net .................             213              433              811
                                                                  ----------       ----------       ----------
Income before income taxes and change in
  accounting principle .....................................           6,041            4,973            5,675
Provision for income taxes .................................           2,267            1,914            2,224
                                                                  ----------       ----------       ----------
Income before change in accounting principle ...............           3,774            3,059            3,451
Cumulative effect of change in accounting
  principle (net of taxes) .................................              --               --              326
                                                                  ----------       ----------       ----------
Net income .................................................      $    3,774       $    3,059       $    3,125
                                                                  ==========       ==========       ==========

BASIC EARNINGS PER SHARE
Basic earnings per share before change in
  accounting principle .....................................      $     0.66       $     0.54       $     0.59

Cumulative effect of change in accounting principle ........              --               --             0.06
                                                                  ----------       ----------       ----------
Basic earnings per share ...................................      $     0.66       $     0.54       $     0.53
                                                                  ==========       ==========       ==========
Basic weighted average shares outstanding ..................           5,758            5,713            5,846
                                                                  ==========       ==========       ==========

DILUTED EARNINGS PER SHARE
Diluted earnings per share before change in
  accounting principle .....................................      $     0.62       $     0.50       $     0.55

Cumulative effect of change in accounting principle ........              --               --             0.05
                                                                  ----------       ----------       ----------
Diluted earnings per share .................................      $     0.62       $     0.50       $     0.50
                                                                  ==========       ==========       ==========
Diluted weighted average shares outstanding ................           6,090            6,097            6,298
                                                                  ==========       ==========       ==========

    The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                     ADDITIONAL
                                                COMMON STOCK            PAID-IN       RETAINED      TREASURY
                                           SHARES           AMOUNT      CAPITAL       EARNINGS       STOCK          TOTAL
                                          ----------     ----------    ----------    ----------    ----------     ----------
BALANCE, DECEMBER 29, 1997 ...........     5,818,513     $        6    $   36,466    $      654    $       --     $   37,126
Issuance of common stock under the
  1997 Purchase Plan .................       119,836             --           959                                        959
Exercise of common stock options .....        82,612             --           333                                        333
Repurchase of treasury stock .........      (362,400)                                                  (2,034)        (2,034)
Net income ...........................                                                    3,125                        3,125
                                          ----------     ----------    ----------    ----------    ----------     ----------
BALANCE, DECEMBER 27, 1998 ...........     5,658,561              6        37,758         3,779        (2,034)        39,509
Issuance of common stock under the
  1997 Purchase Plan .................       104,576             --           712                                        712
Exercise of common stock options .....        67,582             --           281                                        281
Repurchase of treasury stock .........      (137,000)                                                    (983)          (983)
Net income ...........................                                                    3,059                        3,059
                                          ----------     ----------    ----------    ----------    ----------     ----------
BALANCE, DECEMBER 26, 1999 ...........     5,693,719              6        38,751         6,838        (3,017)        42,578
Issuance of common stock under the
  1997 Purchase Plan .................        85,492             --           583                                        583
Exercise of common stock options .....        48,360             --           220                                        220
Other ................................                                        104                                        104
Net income ...........................                                                    3,774                        3,774
                                          ----------     ----------    ----------    ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000 ...........     5,827,571     $        6    $   39,658    $   10,612    $   (3,017)    $   47,259
                                          ==========     ==========    ==========    ==========    ==========     ==========


    The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       YEAR ENDED
                                                                       --------------------------------------------
                                                                       DECEMBER 31,    DECEMBER 26,     DECEMBER 27,
                                                                          2000             1999             1998
                                                                       ----------       ----------       ----------
Cash flows from operating activities:
  Net income ....................................................      $    3,774       $    3,059       $    3,125
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization ..............................           6,438            5,271            4,258
     Amortization of deferred lease incentives ..................            (589)            (439)            (447)
     Cumulative effect of change in accounting principle ........              --               --              326
     Provision for restaurant closures ..........................              18              (85)            (130)
     Loss on retirement of fixed assets .........................               1              206               --
     Deferred income taxes ......................................           1,996               50              736
  Changes in:
     Restricted cash ............................................              79               64              140
     Accounts receivable ........................................            (157)            (290)            (204)
     Other receivables ..........................................             (44)              --               --
     Inventories ................................................            (419)            (688)            (151)
     Prepaid expenses and other current assets ..................             128             (264)             174
     Other assets ...............................................            (387)             (60)               4
     Accounts payable ...........................................             350            3,072              825
     Accrued expenses ...........................................           1,680            1,021              279
                                                                       ----------       ----------       ----------
       Net cash provided by operating activities ................          12,868           10,917            8,935
                                                                       ----------       ----------       ----------

Cash flows from investing activities:
  Construction allowances received ..............................           3,274            1,166            2,353
  Capital expenditures ..........................................         (16,076)         (19,290)         (13,623)
  Collection of note receivable .................................              --               19              102
                                                                       ----------       ----------       ----------
       Net cash used in investing activities ....................         (12,802)         (18,105)         (11,168)
                                                                       ----------       ----------       ----------
Cash flows from financing activities:
  Net proceeds from the issuance of common stock ................             583              712              959
  Exercise of stock options .....................................             220              281              333
  Other .........................................................             104               --               --
  Repurchase of common stock ....................................              --             (983)          (2,034)
                                                                       ----------       ----------       ----------
       Net cash provided by (used in) financing activities ......             907               10             (742)
                                                                       ----------       ----------       ----------

Increase (decrease) in cash and equivalents .....................             973           (7,178)          (2,975)
Cash and equivalents, beginning of year .........................           5,118           12,296           15,271
                                                                       ----------       ----------       ----------
Cash and equivalents, end of year ...............................      $    6,091       $    5,118       $   12,296
                                                                       ==========       ==========       ==========

Interest paid ...................................................      $      111       $       38       $       28
                                                                       ==========       ==========       ==========
Income taxes paid ...............................................      $      354       $    1,747       $      685
                                                                       ==========       ==========       ==========
Noncash investing and financing activities:
      Construction allowance receivables ........................      $    1,385       $       --       $       --
      Accrual of deferred transaction costs .....................      $    1,112       $       --       $       --


    The accompanying notes are an integral part of these financial statements

                        IL FORNAIO (AMERICA) CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization and nature of operations - Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. At December 31, 2000, the Company owned and operated 25 Italian white tablecloth restaurants and three wholesale bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver and Broomfield, Colorado; Seattle, Washington; Atlanta, Georgia and Scottsdale, Arizona. The Company manages on the basis of two business segments consisting of the restaurants and the wholesale bakeries. See Note 10.

        Fiscal year - The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. The fiscal year ended December 31, 2000 contained 53 weeks of operations. The fiscal years ended December 26, 1999 and December 27, 1998 each contained 52 weeks of operations.

        Cash and cash equivalents - Cash equivalents consist primarily of investments with maturities of three months or less. Cash equivalents are carried at cost which approximates market value.

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

        Accounts receivable consist primarily of amounts due from wholesale customers, which are net of allowances for doubtful accounts of $97,000 and $85,000 as of December 31, 2000 and December 26, 1999, respectively.

        Other receivables consist primarily of lease incentives due from the landlords of the Company's most recently opened restaurants in Denver and Broomfield, Colorado.

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

        Impairments of long-lived assets - Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value.

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

        Accounting estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

        Income taxes are accounted for using the liability method, under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

        Reserve for restaurant closures includes management's best estimates of the net costs to be incurred on the sale or disposal of a closed restaurant. The accrual consists of future payments on leases and other estimated costs directly associated with the decision to close the restaurant, net of estimated sublease income, if any.

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

        Derivatives and hedging activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 has been amended by SFAS Nos. 137 and 138 and is interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company adopted the provisions of SFAS No. 133 effective January 1, 2001. The adoption of this statement did not have a significant impact on the financial statements.

        Reclassifications - Certain fiscal 1999 and 1998 amounts have been reclassified to conform with fiscal 2000 presentations.

2. PRE-OPENING EXPENSES

        Pre-opening costs consist of location setup, employee training and promotion associated with the opening of new locations. Preopening costs in 2000, 1999 and 1998 were expensed as incurred. The expense-as-incurred standard has resulted in the past, and may in the future lead to, increased variability in the amount of preopening costs recognized, depending on the number and timing of restaurant openings.

        In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that may not otherwise be capitalized as long-lived assets. The Company elected early adoption of SOP 98-5 in the fourth quarter of 1998, which resulted in a one-time, after-tax charge for fiscal 1998 in the form of a cumulative effect of a change in accounting principle of $326,000 (net of income taxes of $209,000) for the unamortized balance of preopening costs as of December 28, 1997.


3. MERGER

        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $14.00 in cash, without interest, except that certain shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.

        As a result, certain transaction costs incurred in anticipation of the consummation of the Merger have been capitalized as deferred transaction costs. Such costs will be accounted for as deferred financing costs as to a portion of the costs and as a reduction in equity proceeds for the remainder upon completion of the Merger, or expensed in the event the Merger is not completed. At December 31, 2000, these costs amounted to $1.1 million.

        On or about November 16, 2000, four substantially identical civil actions were commenced in the Court of Chancery of the State of Delaware in New Castle County. The plaintiff in each action seeks to represent a putative class consisting of the public stock holders of the Company. Named as defendants in each of the complaints are the Company, members of the Company's board of directors and Bruckmann, Rosser, Sherill & Co., L.L.C. The actions have since been consolidated into a single action. The complaint alleges, among other things, that the proposed merger is unfair and that the Company's directors breached their fiduciary duties by failing to disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The action is at a preliminary stage. No response has been filed, and no trial date has been set. The defendants believe that the claims alleged in this action are without merit and intend to contest them vigorously. There can be no assurance, however, as to the outcome of this lawsuit.

        In November 2000, the Company entered into a settlement agreement with an investment firm that had previously provided services to the Company. The settlement agreement provides for the payment to that firm of approximately $611,627 in consideration of a release and discharge of claims against the Company, its Chairman of the Board, Chief Executive Officer and President, BRS and Newco. The settlement agreement requires the Company to make payment to the investment firm only if there is a closing of the Merger, or a change in control within twelve months of the settlement. In the event the Merger is completed, the amount to be paid will be charged to expense.

4. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

                                                            DECEMBER 31,      DECEMBER 26,
                                                                2000             1999
                                                             ----------       ----------
Leasehold improvements ................................      $   59,674       $   45,128
Machinery and equipment ...............................          20,992           17,911
Furniture and fixtures ................................          10,842            8,340
Construction in progress ..............................             681            5,003
                                                             ----------       ----------
          Total .......................................          92,189           76,382
Less -- accumulated depreciation and amortization .....         (30,119)         (23,949)
                                                             ----------       ----------
Property and equipment -- net .........................      $   62,070       $   52,433
                                                             ==========       ==========

5. ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):


                                                DECEMBER 31,     DECEMBER 26,
ACCRUED EXPENSES:                                    2000           1999
-----------------                                ----------      ----------
Accrued payroll and related benefits ......      $    3,999      $    2,024
Gift certificates .........................           1,318           1,041
Accrued rent ..............................             840             831
Accrued income taxes ......................             833           1,009
Accrued sales taxes .......................           1,311             979
Accrued construction costs ................             367             793
Accrued transaction costs .................           1,112              --
Other .....................................             599             910
                                                 ----------      ----------
Total accrued expenses ....................      $   10,379      $    7,587
                                                 ==========      ==========

6.  LINE OF CREDIT

        The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and bears interest at the bank's reference rate. At December 31, 2000, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire May 31, 2001. In the event the Merger is not completed, the Company intends to seek to renew the line of credit.

7. STOCKHOLDERS' EQUITY

        Common Stock

        In October 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. Repurchases were authorized to be made in the open market at prevailing prices or in negotiated off-market transactions. On December 9, 1999, the Board of Directors authorized the repurchase of up to 250,000 additional shares of the Company's common stock. Through December 31, 2000, the Company had repurchased 499,400 shares of common stock in the open market for an aggregate of approximately $3.0 million.

        Stock Plans

        The Company maintains several stock option plans under which the Company may grant incentive stock options and nonqualified stock options to employees and non-employee directors. Stock options have been granted at prices at or above the fair market value on the date of the grant. Options vest and expire according to terms established at the grant date.

        In March 1997, the Board of Directors adopted and, in April 1997, the stockholders approved, an Equity Incentive Plan (the "1997 Incentive Plan") authorizing the issuance of 1,300,000 shares of common stock, a Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan") authorizing the issuance of 100,000 shares of common stock and an Employee Stock Purchase Plan (the "1997 Purchase Plan," and collectively, the "1997 Plans") authorizing the issuance of 300,000 shares of common stock. The 1997 Incentive Plan amends and restates the 1992 Stock Option Plan and 1995 Stock Option Plan. In each of May 2000 and May 1999, the stockholders approved amendments to the 1997 Incentive Plan to increase the number of shares authorized under the plan by 500,000 shares. As of December 31, 2000, there were 2,300,000 shares of common stock authorized for issuance under the 1997 Incentive Plan. In May 2000, the stockholders approved an amendment to the 1997 Purchase Plan to increase the number of shares authorized for issuance thereunder by 200,000 shares.

        Employee Stock Purchase Plan

        During fiscal 1997, the Company implemented the 1997 Purchase Plan. The Company's 1997 Purchase Plan provides that eligible employees may contribute up to 15% of their base earnings toward semi-annual purchase of the Company's common stock with a value up to $25,000 per employee, per year. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the date of commencement of the offering or the date of purchase. No compensation expense is recorded in connection with the plan. On April 30, 1998, the first purchase date under the plan, an aggregate of 60,199 shares were issued under the plan at $9.35 per share, and on October 30, 1998, an aggregate of 59,267 shares were issued under the plan at $6.70 per share. On April 30, 1999, an aggregate of 52,308 shares were issued under the plan at $6.80 per share, and on October 29, 1999, an aggregate of 52,268 shares were issued under the plan at $6.81 per share. On May 1, 2000, an aggregate of 46,243 shares were issued under the plan at $6.80 per share, and on October 31, 2000, an aggregate of 39,249 shares were issued under the plan at $6.96 per share. As of December 31, 2000, no additional offerings had commenced under the Purchase Plan.

        Stock Option Plans

        The following table reflects the activity under the Company's stock option plans:

                                        NUMBER OF            WEIGHTED
                                         OPTIONS          AVERAGE PRICE
                                        ----------        -------------
Balance, December 28, 1997 ........         979,785       $     4.79
Granted ...........................         256,738            13.33
Exercised .........................         (82,612)            4.19
Cancelled .........................         (11,750)            7.80
                                        -----------
Balance, December 27, 1998 ........       1,142,161             6.72
Granted ...........................         461,924             8.70
Exercised .........................         (67,582)            4.17
Cancelled .........................         (48,172)            7.86
                                        -----------
Balance, December 26, 1999 ........       1,488,331             7.38
Granted ...........................         245,450             7.94
Exercised .........................         (48,360)            4.54
Cancelled .........................        (117,033)            9.90
                                        -----------
Balance, December 31, 2000 ........       1,568,388             7.39
                                        ===========

     The weighted average fair values per share of options granted during 2000, 1999 and 1998 were $5.22, $5.56 and $7.76, respectively.

     Additional information regarding options outstanding as of December 31, 2000 was as follows:

                                               OPTIONS OUTSTANDING
                           ---------------------------------------------------------
                                                  WEIGHTED AVG.
                                                    REMAINING                                      OPTIONS EXERCISABLE
     RANGE OF                 NUMBER               CONTRACTUAL         WEIGHTED AVG.           NUMBER            WEIGHTED AVG.
 EXERCISE PRICES           OUTSTANDING              LIFE (YRS)        EXERCISE PRICE         EXERCISABLE        EXERCISE PRICE
-----------------         -------------        --------------------   --------------        ------------        --------------
$ 4.00 -  4.00                 1,985                   3.3            $     4.00                 1,985            $     4.00
  4.50 -  4.50               465,784                   3.5                  4.50               465,784                  4.50
  4.95 -  6.00               244,464                   5.7                  5.45               183,743                  5.39
  6.60 -  7.00                85,677                   7.7                  6.89                43,146                  6.89
  7.38 -  7.38               160,000                   9.0                  7.38                40,000                  7.38
  7.75 -  7.75                13,500                   9.3                  7.75                    --                    --
  7.88 -  7.88               183,955                   9.3                  7.88                    --                    --
  8.67 -  9.75                25,524                   9.4                  8.78                    --                    --
 10.13 - 10.13               174,711                   8.4                 10.13                44,112                 10.13
 11.00 - 14.58               212,788                   7.5                 13.32               102,383                 13.33
                           ---------                                                        ----------
  4.00 - 14.58             1,568,388                   6.6                  7.39               881,153                  6.24
                           =========                                                        ==========


        At December 26, 1999 and December 27, 1998, options to purchase 716,717 and 557,770 shares of common stock, respectively, were exercisable under the plans.

        At December 31, 2000, the numbers of shares available for future grants under the various plans were as follows:

                                                     SHARES
                                                    AVAILABLE
                                                       FOR
                                                      GRANT
                                                   ----------
            1997 Directors Plan.............         61,000
            1997 Incentive Plan.............        681,863
            1997 Purchase  Plan.............             --

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

        SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 3 years for 2000, 3 years for 1999 and 4 years for 1998, stock volatility, .73%, .71% and .62% in 2000, 1999 and 1998, risk-free interest rates, 5.06% in 2000, 6.27% in 1999 and 4.57% in 1998;
and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Under SFAS 123, the 1997 Purchase Plan would be compensatory due to the look-back feature, and $207,000, $589,000 and $289,000 of compensation would have been recognized in 2000, 1999 and 1998, respectively. If the computed fair values of the 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                              2000              1999              1998
                                           ----------        ----------        ----------
Net income (in thousands):
  As reported .....................        $    3,774        $    3,059        $    3,125
  Pro forma .......................             1,928             1,010             2,190
Basic earnings per share:
  As reported .....................        $     0.66        $     0.54        $     0.53
  Pro forma .......................              0.34              0.18              0.37
Diluted earnings per share:
  As reported .....................        $     0.62        $     0.50        $     0.50
  Pro forma .......................              0.32              0.17              0.35

        However, the impact of outstanding unvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and subsequent pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

        The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                    2000              1999              1998
                                                ----------        ----------        ----------
Shares used to compute basic EPS .......         5,757,678         5,712,818         5,846,215

Add: effect of dilutive securities .....           331,885           384,551           451,295
                                                ----------        ----------        ----------

Shares used to compute diluted EPS .....         6,089,563         6,097,369         6,297,510
                                                ==========        ==========        ==========

8. INCOME TAXES

        The Company provides a deferred tax expense or benefit equal to the change in the deferred tax liability during the year. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) tax credit carryforwards. Significant components of the Company's net deferred tax balances as of December 31, 2000 and December 26, 1999 were as follows (in thousands):

                                                      2000               1999
                                                   ----------         ----------
Deferred tax assets:
  Compensation related ....................        $      102         $       72
  Fixed assets ............................                --                  6
  Reserves for store closures .............               107                100
  Deferred rent liability .................               226                184
  Tax credit carryforwards ................               628                701
  Other ...................................               266                155
                                                   ----------         ----------
     Total deferred tax assets ............             1,329              1,218
                                                   ----------         ----------
Deferred tax liabilities:
  Fixed assets ............................            (2,107)                --
                                                   ----------         ----------
     Total deferred tax liabilities .......            (2,107)                --
                                                   ----------         ----------
Net deferred tax assets (liabilities) .....        $     (778)        $    1,218
                                                   ==========         ==========

        The Company provided no valuation allowance against deferred tax assets recorded as of December 31, 2000 and December 26, 1999, as the Company believes it is "more-likely-than-not" that all deferred assets will be fully realized in future periods.

        As of December 31, 2000, the Company has unused alternative minimum tax credits of approximately $628,000. The minimum tax credits have an indefinite carryforward period.

        The provision for income taxes consists of the following (in thousands):

                                     2000              1999              1998
                                 ----------        ----------        ----------
Current provision:
  Federal ...............        $      236        $    1,470        $    1,147
  State .................                35               394               340
                                 ----------        ----------        ----------
     Total current ......               271             1,864             1,487
Deferred taxes, net .....             1,996                50               737
                                 ----------        ----------        ----------
Income tax expense ......        $    2,267        $    1,914        $    2,224
                                 ==========        ==========        ==========

        The reconciliation between the Company's effective tax rate on earnings before income taxes and the statutory federal income tax rate of 34% was as follows (in thousands):

                                                              2000               1999               1998
                                                          ----------         ----------         ----------
Federal income tax at 34% statutory rate .........        $    2,054         $    1,691         $    1,930
State income tax .................................               304                283                298
FICA tip credit and other business credits .......              (433)              (325)              (119)
Other accrual ....................................               144                229                 82
Permanent items and other ........................               198                 36                 33
                                                          ----------         ----------         ----------
Total ............................................        $    2,267         $    1,914         $    2,224
                                                          ==========         ==========         ==========

9. COMMITMENTS AND CONTINGENCIES

        The Company leases all restaurant, wholesale bakery and office space under operating leases, which terminate at various dates between 2002 and 2017. Certain leases require increased rental payments, generally related to changes in the Consumer Price Index and increases in property taxes and certain leases also provide for additional rent based on a percentage of sales. Total rent expense for all operating leases was as follows (in thousands):

                                         2000              1999              1998
                                      ----------        ----------        ----------
Minimum rentals ..............        $    4,570        $    3,649        $    2,914
Contingent rentals ...........             1,967             1,396             1,178
                                      ----------        ----------        ----------
Total rental expense .........        $    6,537        $    5,045        $    4,092
                                      ==========        ==========        ==========

        At December 31, 2000, future minimum lease payments under long-term operating leases were as follows (in thousands):

                           YEAR
                      ENDING DECEMBER
                --------------------------
                2001......................     $   5,648
                2002......................         5,485
                2003......................         5,295
                2004......................         5,109
                2005......................         4,728
                Thereafter................        24,437
                                               ---------
                Total.....................     $  50,702
                                               =========

        At December 31, 2000, 16 of the Company's 25 restaurants and all three of the Company's wholesale bakeries were located in California. Because of this geographic concentration, the Company is susceptible to local and regional risks, such as increased government regulation, adverse economic conditions, energy shortages and related increased costs, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in light of the Company's current geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

        In addition to the legal proceedings described in Note 3, the Company is a party to various other legal proceedings arising in the ordinary course of its business. Although no assurance can be given, the Company does not expect any of these other proceedings to have a material adverse effect on the Company's business, financial condition or results of operations.

10. SEGMENT INFORMATION

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

     Financial information for the Company's business segments is as follows:

                                                                        YEAR ENDED
                                                     ------------------------------------------------
                                                     DECEMBER 31,       DECEMBER 26,      DECEMBER 27,
                                                         2000               1999               1998
                                                     ----------         ----------         ----------
Revenues:
Restaurants .................................        $  113,872         $   92,266         $   75,523
Wholesale bakeries ..........................            12,799             10,598              9,750
 Intersegment revenues ......................            (2,275)            (2,431)            (2,135)
                                                     ----------         ----------         ----------
Total revenues ..............................        $  124,396         $  100,433         $   83,138
                                                     ==========         ==========         ==========
Operating contribution:
Restaurants .................................        $   14,231         $   12,763         $   11,275
Wholesale bakeries ..........................             1,830                909                731
Unallocated .................................           (10,020)            (8,699)            (6,331)
                                                     ----------         ----------         ----------
Total operating contribution ................        $    6,041         $    4,973         $    5,675
                                                     ==========         ==========         ==========
Depreciation and amortization:
Restaurants .................................        $    5,569         $    4,443         $    3,457
Wholesale bakeries ..........................               548                503                491
Corporate ...................................               321                325                310
                                                     ----------         ----------         ----------
Total depreciation & amortization ...........        $    6,438         $    5,271         $    4,258
                                                     ==========         ==========         ==========
Capital expenditures:
Restaurants .................................        $   15,236         $   17,563         $   13,225
Wholesale bakeries ..........................               657              1,460                156
Corporate ...................................               183                267                242
                                                     ----------         ----------         ----------
Total capital expenditures ..................        $   16,076         $   19,290         $   13,623
                                                     ==========         ==========         ==========
Property and equipment, net:
Restaurants .................................        $   58,078         $   48,409         $   35,104
Wholesale bakeries ..........................             3,434              3,326              2,720
Corporate ...................................               558                698                796
                                                     ----------         ----------         ----------
Total property and equipment, net ...........        $   62,070         $   52,433         $   38,620
                                                     ==========         ==========         ==========


11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal years 2000 and 1999 are as follows:

                                                  FIRST             SECOND            THIRD             FOURTH
                                                ----------        ----------        ----------        ----------
2000 quarter:
  Total revenues .......................        $   29,649        $   30,138        $   29,813        $   34,796
  Income from operations ...............             1,343             1,722             1,156             1,607
  Net income ...........................               872             1,121               747             1,034
  Basic net income per share(1) ........        $     0.15        $     0.19        $     0.13        $     0.18
  Diluted net income per share(1) ......        $     0.15        $     0.19        $     0.12        $     0.17

1999 quarter:
  Total revenues .......................        $   23,533        $   23,705        $   25,419        $   27,776
  Income from operations ...............             1,380             1,469               579             1,112
  Net income ...........................               942               980               414               723
  Basic net income per share(1) ........        $     0.17        $     0.17        $     0.07        $     0.13
  Diluted net income per share(1) ......        $     0.16        $     0.16        $     0.07        $     0.12

     (1) Due to rounding, net income per share for the year may not equal the sum of the quarterly net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

LAURENCE B. MINDEL, 63, joined Il Fornaio as Chairman of the Board, President and Chief Executive Officer in January 1987. Mr. Mindel currently serves as Chairman of the Board, having resigned as President in 1995 and as Chief Executive Officer in 1998. From 1964 to 1970, Mr. Mindel was President and Chief Executive Officer of Caswell Coffee Company in San Francisco. In 1970, Mr. Mindel co-founded Spectrum Foods, where he served as Chairman of the Board, President and Chief Executive Officer. Under Mr. Mindel's direction, Spectrum created 14 restaurants in Northern and Southern California, including Chianti, MacArthur Park, Harry's Bar and American Grill, Prego and Guaymas. In 1984, Saga Corporation acquired Spectrum Foods and, from that time until he joined Il Fornaio, Mr. Mindel served as President of the Saga Restaurant Group, which included Stuart Anderson's Black Angus, Velvet Turtle, Spoons, Hotel Food Services and the newly acquired Spectrum Foods restaurants. In 1985, Mr. Mindel became the first person of non-Italian descent and the first American to be awarded the Caterina di Medici medal. Awarded by the Italian government, the medal recognizes persons who have excelled in preserving the Italian heritage outside of Italy. Mr. Mindel is also a director of Peet's Coffee & Tea, Inc. Michael Mindel, the son of Laurence B. Mindel, is Vice President of Marketing of Il Fornaio.

MICHAEL J. HISLOP, 46, joined Il Fornaio as President and Chief Operating Officer in July 1995 and was promoted to Chief Executive Officer and President in 1998. From April 1991 to May 1995, Mr. Hislop served as Chairman and Chief Executive Officer of Chevy's Mexican Restaurants which, under his direction, grew from 17 locations to 63 locations nationwide. From 1982 to 1991, Mr. Hislop was employed by El Torito Mexican Restaurants, Inc., serving first as Regional Operator, then as Executive Vice President of Operations and, for the last three years, as Chief Operating Officer. From 1979 to 1982, Mr. Hislop was employed by T.G.I. Fridays Restaurants, Inc. as a Regional Manager.

DEAN A. CORTOPASSI, 63, has been a director of Il Fornaio since April 1996. Mr. Cortopassi founded and serves as Chief Executive Officer of San Tomo Group, a holding company which owns and operates a number of food processing and marketing companies, including Stanislaus Food Products, Gilroy Canning Company, Sierra Quality Canners and MGI Holdings, Inc.

W. SCOTT HEDRICK, 55, has been a director of Il Fornaio since 1987. Mr. Hedrick co-founded InterWest Partners, a venture capital management firm, in 1979 and has been a general partner of that firm since that time. From 1974 to 1979, Mr. Hedrick was a partner of American-Euro Interfund, a venture capital corporation. From 1970 to 1974, he was an Assistant Vice President with Small Business Enterprise Company, a venture capital subsidiary of Bank of America NT & SA. Mr. Hedrick is also a director of Office Depot, Inc. and Golden State Vintners.

F. WARREN HELLMAN, 66, has been a director of Il Fornaio since 1983. From 1984 to 1997, Mr. Hellman was a general partner of Hellman & Friedman, an investment firm, and, since January 1998, he has been Chairman of Hellman & Friedman LLC, an investment firm. He has also been a partner of Matrix Partners, a venture capital firm, since 1982 and a general partner of FWH Associates, a limited partnership, since 1985. From 1962 to 1977, Mr. Hellman was a partner of Lehman Brothers in New York, where he served at various times as head of Lehman's Investment Banking Division, President and Director of Lehman Brothers, Inc., Chairman of Lehman Brothers, Inc. and Chairman of Lehman Corporation, a closed-end investment company. From October 1981 to March 1984, Mr. Hellman also served as a Managing Director of Lehman Brothers Kuhn Loeb. Mr. Hellman is also a director of Levi Strauss & Co. and WPP Group, plc.

GEORGE B. JAMES, 63, has been a director of Il Fornaio since October 2000. Mr. James was Senior Vice President and Chief Financial Officer of Levi Strauss & Co., an apparel company, from 1985 until his retirement in 1998. Prior to his employment at Levi Strauss, Mr. James was employed at Crown Zellerbach, where he was Executive Vice President and Group President from 1984 to 1985 and Executive Vice President and Chief Financial Officer from 1982 to 1983. Mr. James was Senior Vice President and Chief Financial Officer of Arcata Corporation from 1972 to 1982. Mr. James is Chairman of the Board of Directors of Crown Vantage, Inc. and Sharper Image, Inc.

LAWRENCE F. LEVY, 56, has been a director of Il Fornaio since December 1998. Since 1978, Mr. Levy has served as the Chairman and Chief Executive Officer of Levy Restaurants, a food service company, which he founded in 1978. The Chicago-based company currently operates 50 food service locations throughout 18 North American markets. Prior to founding Levy Restaurants, Mr. Levy served as President of Hawthorn Realty Group, a commercial real estate group. Mr. Levy is also a director of Chicago Title Corporation and Burrell Communications.


IDENTIFICATION OF EXECUTIVE OFFICERS

        The information required by this Item concerning the Company's executive officers is set forth in Part I of this Report.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000. Mr. Mindel filed an amended Form 3, which corrected an omission of certain shares on his initial Form 3; Mr Beatrice filed a late Form 4 regarding one transaction and Eastbourne Capital Management, L.L.C. filed a Form 5 reflecting four late filings for four aggregated transactions.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Each non-employee director of the Company receives stock option grants for his services as directors under the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). There are currently 100,000 shares of Common Stock authorized for issuance under the Directors' Plan and 61,000 shares available for future grants. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code").

        Option grants under the Directors' Plan are non-discretionary. Each person who was serving as a non-employee director on April 23, 1997, the date the Directors' Plan was approved by the stockholders of the Company, was automatically granted an option to purchase 4,500 shares of Common Stock of the Company. Additionally, each person who is first elected or appointed to the Board after April 23, 1997, will automatically be granted an option to purchase 4,500 shares of Common Stock of the Company, unless the Board determines otherwise. Every 36 months after the initial grant of 4,500 shares, each non-employee director will be granted an option to purchase an additional 4,500 shares of the Common Stock of the Company. No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan vest in three equal annual installments commencing on the date one year after the date of grant of the option, provided that the optionee has, during the entire year prior to each such vesting date, provided continuous service to the Company as a non-employee director or as an employee of the Company or an affiliate of the Company. The term of options granted under the Directors' Plan is 10 years. In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, the vesting of each option will accelerate and the option will terminate if not exercised prior to the consummation of the transaction unless any surviving corporation assumes such options or substitutes similar options for such options. For information regarding treatment of options in the Merger, see "Item 13. Certain Relationships and Related Transactions".

        During fiscal 2000, the Company granted options to three non-employee directors of the Company under the Directors' Plan to purchase 4,500 shares each at an exercise price of $7.75 per share. During fiscal 2000, options to purchase 16,000 shares of Common Stock were exercised under the Directors' Plan at a weighted average exercise price of $4.15 per share.

        Mr. James and Mr. Levy serve on the Special Committee of the Board that, in connection with the BRS offer, was established to evaluate, negotiate and recommend a merger transaction. Each member of the Special Committee will receive $75,000 for his services, even if the Merger is not completed.

        COMPENSATION OF EXECUTIVE OFFICERS

                             SUMMARY OF COMPENSATION

        The following table shows, for the fiscal years ended December 31, 2000, December 26, 1999 and December 27, 1998, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other executive officers at December 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM COMPENSATION
                                                                                                                AWARDS
                                                                       ANNUAL COMPENSATION(1)            NUMBER OF SECURITIES
     NAME AND PRINCIPAL POSITION                   YEAR            SALARY($)           BONUS($)(2)       UNDERLYING OPTIONS (#)
     ---------------------------                   ----            ---------           -----------      ----------------------
Laurence B. Mindel(3)                              2000            $ 408,099            $ 176,100                  25,241
  Chairman of the Board                            1999            $ 408,099            $  12,900                  18,078
                                                   1998            $ 408,293            $  12,900                  15,218
Michael J. Hislop(3)                               2000            $ 405,000            $ 179,000                    ----
  President and Chief Executive Officer            1999            $ 393,846            $   9,000                 177,060
                                                   1998            $ 365,642            $   9,000                  14,296
Peter P. Hausback(4)                               2000            $ 132,692            $  37,000                  15,101
  Vice President, Finance, Chief Financial         1999            $  98,827            $  15,800                  12,643
  Officer and Secretary                            1998            $  84,835            $       0                  10,288
Michael J. Beatrice(5)                             2000            $ 179,115            $  53,250                  18,877
  Chief Operating Officer                          1999            $ 169,192            $  27,875                  29,939
                                                   1998            $ 153,201            $   6,000                  25,144

------------

(1) In accordance with the rules of the Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2) Includes bonuses paid in 2000 and 2001 for services rendered in 1999 and 2000, respectively. No bonus amounts were paid for services rendered in 1998. Includes car allowance.

(3) Mr. Mindel resigned as Chief Executive Officer in May 1998, and Mr. Hislop was elected Chief Executive Officer in May 1998.

(4) In December 1999, Mr. Hausback was elected Vice President, Finance, Chief Financial Officer and Secretary.

(5)     Mr. Beatrice was elected Chief Operating Officer in May 1998.

                        STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under its 1997 Equity Incentive Plan. The following tables shows, for fiscal 2000, certain information regarding options granted to the Named Executive Officers during fiscal 2000 and options held by the Named Executive Officers at fiscal year end.

                     STOCK OPTION GRANTS DURING FISCAL 2000

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL RATES
                                                                                                    OF STOCK PRICE APPRECIATION
                                                    INDIVIDUAL GRANTS                                   FOR OPTION TERM(4)
                           -------------------------------------------------------------------      ----------------------------
                              NUMBER OF         % OF TOTAL
                             SECURITIES           OPTIONS         EXERCISE
                           UNDERLYING           GRANTED TO        PRICE
                              OPTIONS          EMPLOYEES IN      PER SHARE          EXPIRATION
       NAME                GRANTED (#)(1)     FISCAL YEAR(2)    ($/SHARE)(3)          DATE            5%($)             10%($)
     ---------               ----------        ----------       ----------          ----------      ----------        ----------
Laurence B. Mindel             23,024                 9%        $     8.67            5/2/10        $   55,151        $  121,869
                                2,217                 1%        $     7.88            5/2/10        $   10,987        $   27,843

Michael J. Hislop                  --                --                 --                --                --                --

Peter P. Hausback              15,101                 6%        $     7.88            5/2/10        $   74,836        $  189,649

Michael J. Beatrice            18,877                 8%        $     7.88            5/2/10        $   93,548        $  237,070

--------------------

(1) Options generally become exercisable on an annual basis at a rate of 25% per year over four years. Options generally expire 10 years from the date of grant or earlier upon termination of employment. Upon certain changes in control of the Company, if an outstanding option is not assumed or substituted by the surviving entity, the unvested portion of the option accelerates and the option terminates if not exercised prior to such change in control. For information regarding the treatment of options in the Merger, see "Item 13. Certain Relationships and Related Transactions".

(2) Options to purchase 245,450 shares of Common Stock were granted to employees in fiscal 2000.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors except that, with respect to the incentive stock option granted to Mr. Mindel, the exercise price was equal to 110% of such fair market value.

(4) The potential realizable value is calculated based on the term of the option at its date of grant (five years for Mr. Mindel's incentive stock option and 10 years for the nonstatutory stock option held by Mr. Mindel and for the options held by other officers). It is calculated based on the assumption that the stock price on the date of grant appreciates from the date of grant at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed rates of appreciation are derived from the rules of the Commission and do not represent the Company's estimate or projection of future Common Stock price.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL DECEMBER 31, 2000 OPTION VALUES


                                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                             UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                                                             OPTIONS AT DECEMBER 31,    DECEMBER 31, 2000 ($)
                                SHARES ACQUIRED ON           VALUE            2000 (#) EXERCISABLE/         EXERCISABLE/
      NAME                          EXERCISE (#)        REALIZED ($)(1)         UNEXERCISABLE(2)         UNEXERCISABLE(2)(3)
      ----                      ------------------      ---------------      ----------------------     ---------------------
Laurence B. Mindel              --                      --                      54,350 / 58,146          $323,638 / $225,608

Michael J. Hislop               --                      --                      534,073 / 149,983        $4,317,820 / $784,441

Peter P. Hausback               --                      --                      13,579 / 29,981          $51,371 / $120,167

Michael J. Beatrice             --                      --                      67,190 / 63,420          $398,107 / $270,365


--------------------

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price, without taking into account any taxes that may be payable in connection with the transaction.

(2)     Reflects shares vested and unvested at December 31, 2000.

(3) Fair market value of the Company's Common Stock based on the closing sales price of the Company's Common Stock reported by the Nasdaq National Market for December 29, 2000 ($13.00) minus the exercise price of the options.

                              EMPLOYMENT AGREEMENTS

        In April 1995, the Company entered into an at-will employment agreement with Michael. J. Hislop as President and Chief Operating Officer. The agreement provided for a base salary, option grant, annual bonus and a monthly car allowance, subject to annual review. The agreement provides that in the event Mr. Hislop's employment is involuntarily terminated by the Company for any reason other than death, disability or cause (as defined in the agreement) or in the event Mr. Hislop voluntarily terminates his employment within 30 days of a change of control (as defined in the agreement), Mr. Hislop will receive, in lieu of any severance benefits to which he may otherwise be entitled under any Company severance plan or program, a cash severance payment in an aggregate amount equal to 100% of Mr. Hislop's annual base salary at the time of such termination.


                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

        Mr. Hedrick and Mr. Levy are members of the Compensation Committee of the Board. For information regarding their interests in the Merger, see "Item
13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Il Fornaio common stock as of March 1, 2001 by (1) all those known by Il Fornaio to be beneficial owners of more than 5% of its Common Stock, (2) each director, (3) each executive officer and (4) all executive officers and directors of Il Fornaio as a group. Unless otherwise indicated, the address for each of the stockholders listed below is c/o Il Fornaio (America) Corporation, 770 Tamalpais Drive, Suite 400, Corte Madera, California 94925.

                                                                                 BENEFICIAL           OWNERSHIP
                                                                                  NUMBER               PERCENT
BENEFICIAL OWNER                                                                 OF SHARES          OF TOTAL(1)(2)
----------------                                                                 ---------          --------------
Bruckmann, Rosser, Sherrill & Co. II, L.P.(3) ........................           1,715,514                26.3%
    c/o Bruckmann, Rosser, Sherrill & Co., L.L.C.
    126 East 56th Street, 29th Floor
    New York, N.Y. 10022
Eastbourne Capital Management, L.L.C.(4) .............................           1,463,100                25.1%
   1101 Fifth Avenue, Suite 1600
   San Rafael, CA 94901
Laurence B. Mindel(5) ................................................             741,525                12.6
Michael J. Hislop(6) .................................................             540,613                 8.5
Peter P. Hausback(6) .................................................              14,599                   *
Michael J. Beatrice(6) ...............................................              78,520                 1.3
Dean A. Cortopassi(7) ................................................             126,794                 2.2
W. Scott Hedrick(6) ..................................................              19,379                   *
F. Warren Hellman(8) .................................................             145,354                 2.5
George B. James ......................................................                   0                   0
Lawrence F. Levy(6) ..................................................               5,310                   *
All executive officers and directors as a group (9 persons)(9) .......           1,672,094                25.5%

--------------------

*       Less than one percent.

(1) This table is based on information supplied by officers, directors and principal stockholders of Il Fornaio and on any Schedules 13D or 13G filed with the Commission. On that basis, Il Fornaio believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned except
        (a) for shares indicated as beneficially owned by any of the continuing stockholders, which are subject to a voting agreement with Newco pursuant to which Newco has been granted an irrevocable proxy to vote the shares in favor of the Merger and adoption of the merger agreement and (b) as otherwise indicated in the footnotes to this table and subject to community property laws where applicable.

(2) Applicable percentages are based on 5,832,101 shares outstanding on March 1, 2001, adjusted as required by rules promulgated by the Commission.

(3) Pursuant to a voting agreement dated as of November 15, 2000, as amended as of January 9, 2001 among Newco and certain directors, officers and stockholders of the Company, BRS, BRS & Co., and BRSE LLC, and each of their respective members, and Newco may be deemed to beneficially own 1,715,514 shares of Il Fornaio Common Stock, which includes options to purchase 685,692 shares exercisable within 60 days of March 1, 2001, representing approximately 26.3% of the outstanding Il Fornaio Common Stock, pursuant to the voting agreement. The business address of BRS, BRS & Co., and BRSE LLC and each of their respective members, and Newco is c/o Bruckmann, Rosser, Sherrill & Co., L.L.C., 126 East 56th Street, 29th Floor, New York, New York 10022.

(4) Based on a Schedule 13D/A filed with the Commission on March 5, 2001. Includes 609,548 shares held by Black Bear Fund I, L.P. and 616,800 shares held by Black Bear Offshore Fund Limited, both of which are advised by Eastbourne Capital Management, L.L.C. Richard Jon Barry is the Managing Member of Eastbourne Capital Management, L.L.C.

(5) Includes 7,195 shares held by the Mindel Family Trust, 9,157 shares held by a Trust created for the benefit of Laurence B. Mindel and his family, and 663,184 shares held by The Mindel Living Trust, of which Mr. Mindel is a trustee. Also includes 61,989 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2001. Excludes an aggregate of 195,944 shares held in trusts for five children of Mr. Mindel, as to which Mr. Mindel is not a trustee and disclaims beneficial ownership.

(6) Includes shares subject to options exercisable within 60 days of March 1, 2001 as follows: 540,613 for Mr. Hislop, 14,599 for Mr. Hausback, 78,520 for Mr. Beatrice, 4,500 for Mr. Hedrick and 3,000 for Mr. Levy.

(7) Includes 57,794 shares held of record by Stanislaus Food Products Company, a California corporation. Mr. Cortopassi is Chief Executive Officer and a principal stockholder of Stanislaus Food Products Company. Includes 60,000 shares held of record by Capecchio Foundation. Mr. Cortopassi is President and a member of the board of directors of Capecchio Foundation. Also includes 9,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2001.

(8) Includes 125,802 shares held of record by FWH Associates, a California limited partnership. Mr. Hellman is a general partner of FWH Associates. Also includes 2,052 shares held of record by Marco H. Hellman Trust "B." Mr. Hellman is a trustee of the Marco H. Hellman Trust "B." Also includes 7,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of March 1, 2001,

(10)    Includes information contained in the notes above, as applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has entered into indemnity agreements with each of the Company's directors and executive officers which provide that, subject to certain limitations, the Company will indemnify, to the fullest extent permitted by the Company's By-laws and Delaware law, against any and all expenses of the director or executive officer who incurred such expenses because of his or her status as a director or executive officer. In addition, the Company's By-laws provide that the Company shall indemnify its directors and executive officers to the fullest extent not prohibited by Delaware law, subject to certain limitations, and may also secure insurance, to the fullest extent permitted by Delaware law, on behalf of any director, officer, employee or agent against any expense, liability or loss arising out of his or her actions in such capacity.

        The Company's Restated Certificate of Incorporation provides that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock repurchases or redemptions, or (iv) for any transaction from which the director derived an improper personal benefit. If the Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of a Company director shall be eliminated or limited to the fullest extent permitted by the Delaware law, as so amended. The provision in the Restated Certificate does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

        In November 2000, the Company entered into a settlement agreement with an investment firm providing for the payment to that firm of approximately $611,627 in consideration of a release and discharge of claims against Il Fornaio, Messrs. Mindel and Hislop, BRS and Newco. At the same time, the Board approved resolutions providing for the indemnification of Messrs. Mindel and Hislop for all amounts they may become obligated to pay under the settlement agreement. The settlement agreement requires the Company to make payment to the investment firm only if there is a closing of the Merger, or a change in control within twelve months of the settlement. In the event the Merger is completed, the amount to be paid will be charged to expense.

        Laurence B. Mindel's son, Michael M. Mindel, is Vice President of Marketing of the Company, and, as such, for 2000, received aggregate cash compensation of $157,050 and options to acquire 15,995 shares of Common Stock at a weighted average exercise price of $7.88. See also "Item 1. Business -- Recent Developments."

        In connection with the proposed Merger, certain officers, directors, employees and stockholders ("the participants") have entered, or are expected to enter, into a Securities Purchase and Contribution Agreement, dated as of November 15, 2000, as amended as of January 9, 2001, with BRS and Newco under which the participants are to retain post-merger equity interests in Il Fornaio as the surviving corporation. Among these participants are the following executive officers and directors of the Company: Messrs. Beatrice, Cortopassi, Hedrick, Hellman, Hislop and Mindel (the "continuing stockholders") Mr. Hausback has elected not to participate as a continuing stockholder. The opportunity to retain an equity interest in Il Fornaio as the surviving corporation provides the continuing stockholders with interests in connection with the Merger that are different from, or in addition to, the interests of Il Fornaio stockholders generally. The approximate dollar amounts of the investment in Il Fornaio equity by these continuing stockholders are expected to be as follows:

NAME                                       INVESTMENT AMOUNT
----                                       -----------------
Michael Beatrice.......................    $     396,398
Dean A. Cortopassi.....................        1,740,241
W. Scott Hedrick.......................          260,431
F. Warren Hellman......................        2,007,581
Michael J. Hislop......................        2,900,000
Laurence B. Mindel.....................        2,000,000

        The continuing stockholders will retain equity interests in the surviving corporation primarily by exchanging Il Fornaio capital stock (or options to acquire Il Fornaio Common Stock) for securities of the surviving corporation, as well as, to a lesser extent, through the payment of cash. Shares of Il Fornaio capital stock contributed by the continuing stockholders will be valued at $14.00 per share, and options to purchase shares of Il Fornaio Common Stock will be valued at the difference between their exercise prices per share and $14.00, multiplied by the number of shares subject to the option. As a result of the structure of the transaction, the continuing stockholders are not expected to recognize gain or loss for U.S. federal income tax purposes on their retention of equity interests in the merger.

        Shares not contributed by the continuing stockholders will be converted into the right to receive the merger consideration of $14.00 per share to be paid to all of the Company's other stockholders. As consideration for shares of Il Fornaio Common Stock he is not contributing, Mr. Mindel is expected to receive (before taxes) approximately $8.1 million in the Merger. In addition, Mr. Levy, a director who is not a continuing stockholder, is expected to receive (before taxes) $32,340 upon conversion of his shares in the merger.

        In the Merger, some of the options held by Messrs. Beatrice and Hislop, and all of the options held by Messrs. Hausback and Levy will be canceled, with each option holder receiving a cash payment equal to the difference between $14.00 and the exercise price of the applicable option, multiplied by the number of shares subject to the option. The following table sets forth the cash amounts, before taxes and any withholding, that they will receive in respect of these stock options upon completion of the Merger:

                                                PAYMENT UPON
                                                CANCELLATION
                                                 OF OPTIONS
           NAME                                 IN THE MERGER
           ----                                 -------------
           Michael Beatrice..............       $     396,398
           Peter P. Hausback.............             212,526
           Michael J. Hislop.............           2,882,744
           Lawrence F. Levy..............              31,500


        In addition, following completion of the merger, a pool of approximately 39,683 shares of Il Fornaio Common Stock will be reserved pursuant to an employee incentive program that provides for the issuance to employees of the surviving corporation of employee stock options and/or restricted stock. The exercise or purchase price for the initial grants is expected to be $14.00 per share and shares subject to options granted or restricted shares are expected to vest in accordance with prescribed time or performance criteria. Of the shares reserved, approximately 15,080 shares are expected to be issued and sold to Mr. Hislop for aggregate consideration of $211,120, and approximately 4,762 shares are expected to be issued and sold to Mr. Beatrice for aggregate consideration of $66,668.

        There are a number of conditions to the Merger, and there can be no assurance that these conditions will be satisfied or that the Merger will be completed.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.

        -   Index to Financial Statements

        -   Independent Auditors' Report

        -   Balance Sheets at December 31, 2000 and December 26, 1999

        - Statements of Income for the years ended December 31, 2000, December 26, 1999 and December 27, 1998

        - Statements of Stockholders' Equity for the years ended December 31, 2000, December 26, 1999 and December 27, 1998

        - Statements of Cash Flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998

        -   Notes to Financial Statements

2. All schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

3.   Exhibits

       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
        2.1         Agreement and Plan of Merger between the Company and
                    Manhattan Acquisition Corp., dated as of November 15, 2000, as amended as of January 9, 2001.(7)

        3.1         Amended and Restated Certificate of Incorporation.(1)

        3.2         By-laws, as amended.(6)

        3.3         Reference is made to Exhibits 3.1 and 3.2.

        4.2         Speciman stock certificate.(4)

        10.1* Form of Indemnity Agreement between the Company and each executive officer and director.(3)

        10.2*       Summary of Bonus Plan for 2000.

        10.3* 1997 Equity Incentive Plan, as amended, and forms of related agreements.(5)

        10.4* 1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.(5)

        10.5* 1997 Non-Employee Directors' Plan and form of agreement related thereto.

        10.6        Form of Series F Preferred Stock Purchase Agreement with
                    Schedule of additional Preferred Stock Purchase Agreements attached.(3)

        10.7        Form of Warrant to purchase shares of Series F Preferred
                    Stock of the Registrant.(3)

        10.8        Revised License Agreement, dated December 11, 1986 and Stock
                    Purchase Agreement dated March 6, 1987, between the Company and Vegetti S.r.1.(3)

        10.9 Assignment of Trademark Registrations Nunc Pro Tunc executed by Vegetti S.r.1.(3)

        10.10+ Lease Agreement, dated December 22, 1988, and Amendment, dated October 4, 1989, between the Company and Cowper Square
                    Partners, for the Palo Alto restaurant.(3)

        10.11+      Lease Agreement, dated November 21, 1991, between the
                    Company and Hotel Sainte Claire Partners, L.P., for Hotel
                    Sainte Claire, San Jose.(3)

        10.12+ Lease Agreement dated April 15, 1996, between the Company and New York-New York Hotel, LLC, for the Las Vegas
                    Restaurant.(3)

        10.13 Food Service Operations Agreement dated November 21, 1991, between the Company and Mobedshahi Hotel Group, Inc.(3)

        10.15* Employment Agreement dated April 1995, between the Company and Michael J. Hislop.(3)

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*      1988 Stock Option Plan and form of related agreement.(1)

       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
        10.19       Underwriting Agreement dated September 18, 1997 between the
                    Company and the Representatives of the Underwriters.(2)

        10.20       Revolving Line of Credit Note and Loan Agreement between the
                    Company and Wells Fargo Bank, N.A., dated October 12, 2000.

        23.1        Consent of Deloitte & Touche LLP.

        24.1        Power of Attorney, Reference is made to the signature page.

------------

(1) Filed as an exhibit to the Company's Form S-8 (File No. 333-46421), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (0-29410), and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-23605), on March 19, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement (File No. 333-23605), on July 1, 1997, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, and incorporated herein by reference.

(7)  Filed as Appendix A to the Company's Preliminary Proxy Statement on
     Schedule 14A filed with the Commission on February 26, 2001, and incorporated herein by reference.

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.


(b)  Reports on Form 8-K


        There were two Reports on Form 8-K filed for the quarter ended December 31, 2000.



1. Report on Form 8-K filed with the Commission on November 16, 2000, reporting that the Company had entered into a merger agreement with Newco.

2. Report on Form 8-K filed with the Commission on December 4, 2000, reporting the issuance of a press release regarding the litigation described under "Item 3. Legal Proceeedings".

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 12, 2001            Il Fornaio (America) Corporation

                                By:           /s/  LAURENCE B. MINDEL
                                   ---------------------------------------------
                                                   Laurence B. Mindel
                                                 Chairman of the Board


                                By:           /s/ MICHAEL J. HISLOP
                                   ---------------------------------------------
                                                  Michael J. Hislop
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)

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

               SIGNATURE                                           TITLE                                   DATE
               ---------                                           -----                                   ----
       /s/ LAURENCE B. MINDEL                              Chairman of the Board                      March 19, 2001
--------------------------------------
         Laurence B. Mindel


        /s/ MICHAEL J. HISLOP                      President and Chief Executive Officer              March 19, 2001
--------------------------------------                 (Principal Executive Officer)
          Michael J. Hislop


        /s/ PETER P. HAUSBACK               Vice President, Finance and Chief Financial Officer       March 19, 2001
--------------------------------------          (Principal Financial and Accounting Officer)
          Peter P. Hausback


       /s/ DEAN A. CORTOPASSI                                     Director                            March 19, 2001
--------------------------------------
         Dean A. Cortopassi


        /s/ W. SCOTT HEDRICK                                      Director                            March 19, 2001
--------------------------------------
          W. Scott Hedrick


        /s/ F. WARREN HELLMAN                                     Director                            March 19, 2001
--------------------------------------
          F. Warren Hellman


        /s/ LAWRENCE F. LEVY                                      Director                            March 19, 2001
--------------------------------------
          Lawrence F. Levy


         /s/ GEORGE B. JAMES                                      Director                            March 19, 2001
--------------------------------------
           George B. James

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                          DESCRIPTION
       -------                         -----------
        2.1         Agreement and Plan of Merger between the Company and
                    Manhattan Acquisition Corporation, dated as of November 15,
                    2000, as amended as of January 9, 2001.(7)

        3.1         Amended and Restated Certificate of Incorporation.(1)

        3.2         By-laws, as amended.(6)

        3.3         Reference is made to Exhibits 3.1 and 3.2.

        4.2         Speciman stock certificate.(4)

        10.1* Form of Indemnity Agreement between the Company and each executive officer and director.(3)

        10.2*       Summary of Bonus Plan for 2000.

        10.3* 1997 Equity Incentive Plan, as amended, and forms of related agreements.(5)

        10.4* 1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.(5)

        10.5* 1997 Non-Employee Directors' Plan and form of agreement related thereto.

        10.6        Form of Series F Preferred Stock Purchase Agreement with
                    Schedule of additional Preferred Stock Purchase Agreements attached.(3)

        10.7        Form of Warrant to purchase shares of Series F Preferred
                    Stock of the Registrant.(3)

        10.8        Revised License Agreement, dated December 11, 1986 and Stock
                    Purchase Agreement dated March 6, 1987, between the Company and Vegetti S.r.1.(3)

        10.9 Assignment of Trademark Registrations Nunc Pro Tunc executed by Vegetti S.r.1.(3)

        10.10+ Lease Agreement, dated December 22, 1988, and Amendment, dated October 4, 1989, between the Company and Cowper Square
                    Partners, for the Palo Alto restaurant.(3)

        10.11+      Lease Agreement, dated November 21, 1991, between the
                    Company and Hotel Sainte Claire Partners, L.P., for Hotel
                    Sainte Claire, San Jose.(3)

        10.12+ Lease Agreement dated April 15, 1996, between the Company and New York-New York Hotel, LLC, for the Las Vegas
                    Restaurant.(3)

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

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*      1988 Stock Option Plan and form of related agreement.(1)

        10.19       Underwriting Agreement dated September 18, 1997 between the
                    Company and the Representatives of the Underwriters.(2)

        10.20       Revolving Line of Credit Note and Loan Agreement between the
                    Company and Wells Fargo Bank, N.A., dated October 12, 2000.

        23.1        Consent of Deloitte & Touche LLP.

        24.1        Power of Attorney, Reference is made to the signature page.

------------

(1) Filed as an exhibit to the Company's Form S-8 (File No. 333-46421), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (0-29410), and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-23605), on March 19, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to Amendment No. 1 to the Form S-1 Registration Statement (File No. 333-23605), on July 1, 1997, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 26, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, and incorporated herein by reference.

(7)  Filed as Appendix A to the Company's Preliminary Proxy Statement on
     Schedule 14A filed with the Commission on February 26, 2001 and incorporated herein by reference.

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.