Form 10-Q
period 2001-04-01
IL FORNAIO AMERICA CORP
filed 2001-05-15
CIK 724522

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended April 1, 2001 or

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

As of May 8, 2001 there were 5,832,101 shares outstanding of the Registrant's Common Stock ($.001 par value).

                        IL FORNAIO (AMERICA) CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Part  I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

            Condensed Balance Sheets - April 1, 2001 and December 31, 2000.........................      3

            Condensed Statements of Income- Three months ended  April 1, 2001 and March 26, 2000...      4

            Condensed Statements of Cash Flow- Three months ended April 1, 2001 and March 26, 2000.      5

            Notes to Condensed Financial Statements................................................      6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      8

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................      11

Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings....................................................................      12

    Item 6.   Exhibits and Reports on Form 8-K.....................................................      12

Part I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        IL FORNAIO (AMERICA) CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                       APRIL 1,     DECEMBER 31,
                                                                         2001           2000
                                                                       --------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  5,473       $  6,091
  Restricted cash ...............................................           251            235
  Accounts receivable, net ......................................         1,587          1,942
  Other receivables .............................................         1,029          1,429
  Inventories ...................................................         2,746          2,978
  Prepaid expenses and other assets .............................           958          1,056
  Deferred transaction costs ....................................         1,650          1,112
  Deferred tax assets, net ......................................           361            361
                                                                       --------       --------
          Total current assets ..................................        14,055         15,204

Property and equipment, net .....................................        61,640         62,070
Other assets ....................................................           937            934
                                                                       --------       --------
          Total assets ..........................................      $ 76,632       $ 78,208
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $  9,076       $  7,332
  Accrued expenses ..............................................         6,383         10,379
                                                                       --------       --------
          Total current liabilities .............................        15,459         17,711

Reserve for store closures ......................................           169            177
Deferred lease incentives .......................................        11,707         11,922
Deferred tax liabilities, net ...................................         1,139          1,139
                                                                       --------       --------
          Total liabilities .....................................        28,474         30,949
                                                                       --------       --------
Stockholders' equity:
  Preferred stock, $.001 par  value; 5,000,000 shares
      authorized; no shares issued ..............................            --             --
  Common stock, $.001 par value; 20,000,000 shares
   authorized; 6,331,501 shares issued and 5,832,101 shares
   outstanding at April 1, 2001 and 6,326,971 shares
   issued and 5,827,571 shares outstanding at
   December 31, 2000 ............................................             6              6
  Additional paid-in-capital ....................................        39,686         39,658
  Retained earnings .............................................        11,483         10,612
                                                                       --------       --------
                                                                         51,175         50,276
  Treasury stock, 499,400 shares, at cost .......................        (3,017)        (3,017)
                                                                       --------       --------
     Total stockholders' equity .................................        48,158         47,259
                                                                       --------       --------
          Total liabilities and stockholders' equity ............      $ 76,632       $ 78,208
                                                                       ========       ========

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        APRIL 1,       MARCH 26,
                                                          2001           2000
                                                        --------       ---------
Revenues:
  Restaurants ....................................      $ 28,343       $ 27,477
  Bakeries .......................................         2,748          2,172
                                                        --------       --------
        Total revenues ...........................        31,091         29,649
                                                        --------       --------
Costs and expenses:
  Cost of sales ..................................         7,301          7,107
  Operating expenses .............................        18,558         17,174
  Depreciation and amortization ..................         1,752          1,476
                                                        --------       --------
        Total restaurant and bakery costs ........        27,611         25,757
                                                        --------       --------
Income from restaurant and bakery operations .....         3,480          3,892
  Pre-opening expenses ...........................            60            238
  General and administrative expenses ............         2,092          2,311
                                                        --------       --------
Operating income .................................         1,328          1,343
Other income (expenses):
  Interest income ................................            71             81
  Interest expense ...............................            (6)           (23)
                                                        --------       --------
        Total other income (expenses), net .......            65             58
                                                        --------       --------
Income before income taxes .......................         1,393          1,401
Provision for income taxes .......................           522            529
                                                        --------       --------
Net income .......................................      $    871       $    872
                                                        ========       ========
BASIC EARNINGS PER SHARE
Basic earnings per share .........................      $   0.15       $   0.15
                                                        ========       ========
Basic weighted average shares outstanding ........         5,829          5,702
                                                        ========       ========
DILUTED EARNINGS PER SHARE
Diluted earnings per share .......................      $   0.14       $   0.15
                                                        ========       ========
Diluted weighted average shares outstanding ......         6,439          5,995
                                                        ========       ========

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                        THREE MONTHS ENDED
                                                                     ------------------------
                                                                     APRIL 1,       MARCH 26,
                                                                       2001           2000
                                                                     --------       ---------
Cash flows from operating activities:
   Net income                                                        $    871       $    872
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                    1,831          1,558
       Amortization of deferred lease incentives                         (215)          (148)
       Provision for store closures                                        (4)            (4)
       Retirement of fixed assets                                           4             --
   Changes in:
       Restricted cash                                                    (16)          (196)
       Accounts receivable                                                355            (47)
       Inventories                                                        232           (115)
       Prepaid expenses                                                    98            418
       Other assets                                                        (3)           (37)
       Accounts payable                                                 1,744         (1,965)
       Accrued expenses                                                (3,261)           827
                                                                     --------       --------
          Net cash  provided by  operating activities                   1,636          1,163
                                                                     --------       --------
Cash flows from investing activities:
   Capital expenditures                                                (1,409)        (2,580)
   Construction allowance received                                      1,445
                                                                          400          1,445
                                                                     --------       --------
          Net cash used in investing activities                        (1,009)        (1,135)
                                                                     --------       --------
Cash flows from financing activities:
   Exercise of stock options                                               28            149
   Payment of deferred transaction costs                               (1,273)            --
                                                                     --------       --------
          Net cash  provided  by (used in) financing activities        (1,245)           149
                                                                     --------       --------
Increase (decrease) in cash and cash equivalents                         (618)           177
Cash and cash equivalents, beginning of period                          6,091          5,118
                                                                     --------       --------
Cash and cash equivalents, end of period                             $  5,473       $  5,295
                                                                     ========       ========
Noncash financing activity -
         Accrual of deferred transaction costs                       $    538       $     --

                   See notes to condensed financial statements

                        IL FORNAIO (AMERICA) CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. Organization and Basis of Presentation

   Il Fornaio (America) Corporation (the "Company") is engaged in restaurant operations and the production and sale of Italian bakery products for the wholesale and retail market. As of April 1, 2001, the Company owned and operated 25 Italian white tablecloth restaurants and three bakeries in California; Portland, Oregon; Las Vegas, Nevada; Denver, Colorado; Broomfield, Colorado; Seattle Washington, Atlanta, Georgia, and Scottsdale, Arizona.

   The accompanying condensed unaudited financial statements of the Company for the three months ended April 1, 2001 and March 26, 2000, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission. The balance sheet data presented herein for December 31, 2000 was derived from the Company's audited financial statements for the fiscal year then ended. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The interim financial information herein is not necessarily indicative of results for any future interim periods or for the full fiscal year ending December 30, 2001.

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

   The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                   THREE MONTHS ENDED
                                                ------------------------
                                                 APRIL 1,      MARCH 26,
                                                  2001           2000
                                                ---------      ---------
        Shares used to compute basic EPS        5,829,371      5,701,535

        Add: effect of dilutive securities        609,586        293,437
                                                ---------      ---------

        Shares used to compute diluted EPS      6,438,957      5,994,972
                                                =========      =========

3. Segment Information

   The Company classifies its business interests into two reportable segments: restaurants and wholesale bakeries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in
Note 1 of the Company's audited financial statements included within the Company's Form 10-K for the fiscal year ended December 31, 2000. The Company evaluates performance and allocates resources based on revenues and operating contribution (income before income taxes), which excludes unallocated corporate general and administrative costs and income tax expense or benefit. Unallocated assets include corporate cash and equivalents, the net book value of corporate facilities and related information systems, deferred tax amounts and other corporate long-lived assets.

   Financial information for the Company's business segments is as follows:

                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                     APRIL 1,          MARCH 26,
                                                       2001              2000
                                                     --------          ---------
Revenues:
Restaurants ................................         $ 28,344          $ 27,477
Wholesale bakeries .........................            3,270             2,729
 Intersegment revenues .....................             (523)             (557)
                                                     --------          --------
Total revenues .............................         $ 31,091          $ 29,649
                                                     ========          ========
Operating contribution:
Restaurants ................................         $  3,049          $  3,510
Wholesale bakeries .........................              431               381
Unallocated ................................           (2,087)           (2,490)
                                                     --------          --------
Total operating contribution ...............         $  1,393          $  1,401
                                                     ========          ========
Depreciation and amortization:
Restaurants ................................         $  1,614          $  1,343
Wholesale bakeries .........................              138               133
Corporate ..................................               79                82
                                                     --------          --------
Total depreciation & amortization ..........         $  1,831          $  1,558
                                                     ========          ========
Capital expenditures:
Restaurants ................................         $    826          $  2,375
Wholesale bakeries .........................              541               188
Corporate ..................................               42                17
                                                     --------          --------
Total  capital expenditures ................         $  1,409          $  2,580
                                                     ========          ========
Property and equipment, net:
Restaurants ................................         $ 57,281          $ 49,441
Wholesale bakeries .........................            3,838             3,381
Corporate ..................................              521               633
                                                     --------          --------
Total property and equipment, net ..........         $ 61,640          $ 53,455
                                                     ========          ========

4. Line of Credit

   The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and bears interest at the bank's reference rate. At April 1, 2001, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire May 31, 2001. The Company is currently in the process of obtaining an extension to the existing credit line to August 31, 2001. In the event the Merger (as described in Note 6) is not completed, the Company intends to seek to renew the line of credit.

5. Derivatives and hedging activities

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

6. Subsequent Event

   On May 2, 2001, the Company announced that its Board of Directors, following the recommendation of a Special Committee of the Board composed of independent directors, approved an amended merger agreement with Manhattan Acquisition Corp. ("Newco"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.L.C. ("BRS"). Under the terms of the amended merger agreement, the merger consideration payable to the stockholders of the Company is $12.00 per share in cash. Under the terms of the original merger agreement that was signed in November, 2000, the consideration per share consisted of $14.00 in cash. The merger that is the subject of the amended merger agreement (the "Merger") remains subject to the condition that Newco obtain the financing required to complete the Merger. In addition to the financing condition, completion of the transaction remains subject to a number of other conditions, including stockholder and regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical, including without limitation, whether, when and the price at which the proposed Merger will be consummated, the timing of and plans for anticipated restaurant openings, the projected investment and costs required for future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements through 2001. Words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below under "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q, as well as other risks set forth under the caption "Risk Factors" on Form 10-K for the fiscal year ended December 31, 2000. With respect to any forward-looking statements regarding the Merger, these factors include, but are not limited to, the risks that stockholder approval, financing and regulatory and other clearances and consents may not be obtained in a timely manner or at all and that other conditions to the Merger may not be satisfied. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2000.

OVERVIEW

   The Company's revenues consist of restaurant sales and bakery sales. Comparable restaurant sales are calculated to include a new restaurant only after its first full month following the eighteenth month of its operation. Comparable restaurant revenues may fluctuate significantly as a result of a variety of factors. See "Factors Affecting Operating Results" below.

   Cost of sales is composed primarily of the cost of food and beverages. Operating expenses include payroll and fringe benefit costs, occupancy costs, marketing costs and other store-level costs. The majority of these costs are variable and are expected to increase with sales. Occupancy costs include both a fixed and percentage portion of rent.

   Pre-opening costs consist of direct costs related to hiring and training the initial workforce and certain other direct costs related to opening new restaurants. Pre-opening costs in 2001 and 2000 reflect costs that were expensed as incurred. This expense-as-incurred standard may continue to result in increased variability in the amount of pre-opening costs recognized, depending on the number and timing of restaurant openings. As a result, the Company's operating results may fluctuate from quarter to quarter.

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

   On May 2, 2001, the Company announced that its Board of Directors, following the recommendation of a Special Committee of the Board composed of independent directors, approved an amended merger agreement with Manhattan Acquisition Corp. ("Newco"), an affiliate of Bruckmann, Rosser, Sherrill & Co., L.L.C. ("BRS"). Under the terms of the amended merger agreement, the merger consideration payable to the stockholders of the Company is $12.00 per share in cash. Under the terms of the original merger agreement that was signed in November, 2000, the consideration per share consisted of $14.00 in cash. The merger that is the subject of the amended merger agreement (the "Merger") remains subject to the condition that Newco obtain the financing required to complete the Merger. In addition to the financing condition, completion of the transaction remains subject to a number of other conditions, including stockholder and regulatory approvals.

RESULTS OF OPERATIONS

   The following table sets forth unaudited operating results for the three-month periods ended April 1, 2001 and March 26, 2000, respectively, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                      APRIL 1,     MARCH 26,
                                                        2001         2000
                                                      --------     ---------
     INCOME STATEMENT DATA:

     Revenues:
       Restaurants                                       91.2%        92.7%
       Bakeries                                           8.8%         7.3%
                                                       ------       ------
          Total revenues                                100.0%       100.0%
                                                       ------       ------

     Costs and expenses:
       Costs of sales                                    23.5%        24.0%
       Operating expenses                                59.7%        57.9%
       Depreciation and amortization                      5.6%         5.0%
                                                       ------       ------
         Total restaurant and bakery costs               88.8%        86.9%
                                                       ------       ------
     Income from restaurant and bakery operations        11.2%        13.1%
       Pre-opening expenses                               0.2%         0.8%
       General and administrative expenses                6.7%         7.8%
                                                       ------       ------
     Income from operations                               4.3%         4.5%
     Interest income (expense), net                       0.2%         0.2%
                                                       ------       ------
     Income before income taxes                           4.5%         4.7%
     Provision for income taxes                           1.7%         1.8%
                                                       ------       ------
     Net income                                           2.8%         2.9%
                                                       ======       ======

     Total restaurant revenues increased by $866,000, or 3.2%, to $28.3 million for the first quarter of 2001 from $27.5 million for the first quarter of 2000. The increase was primarily attributable to the opening of four new restaurants in 2000 as well as the benefit of a moderate menu price increase implemented in the first quarter of 2001, offset in part by a 4.0% decrease in comparable restaurant sales during the first quarter of 2000. The decrease in comparable restaurant sales reflects a variety of factors, including the recent economic slowdown and the impact of the California energy crisis, including rolling blackouts affecting a number of the Company's locations. In addition, sales at certain of the Company's new restaurants located outside of California were slower than anticipated. These factors may continue to affect the Company's results for at least the near-term. Total wholesale bakery revenues increased by $576,000, or 26.5%, to $2.7 million for the first quarter of 2001 from $2.2 million in 2000. The increase was attributable to the continued addition of new wholesale accounts as well as increased sales to existing accounts.

   Cost of sales decreased as a percentage of revenues to 23.5% for the first quarter of 2001 compared to 24.0% for the first quarter of 2000. This decrease was primarily the result of a general shift in menu mix.

   Operating expenses increased as a percentage of revenues to 59.7% for the first quarter of 2001 compared to 57.9% for the first quarter of 2000. This increase was partially due to an increase in minimum wage in California and the corresponding indirect pressure on other wages. Additionally, energy costs for restaurants and wholesale bakeries located within the state of California have increased substantially as a result of the ongoing energy crisis within the state. The Company anticipates that higher energy costs will continue to adversely affect operating expenses. Depreciation and amortization increased as a percentage of revenues to 5.6% for the first quarter of 2001 compared to 5.0% for the same period in 2000. This increase was primarily due to increased depreciation related to new unit construction costs.

   Pre-opening costs in 2000 and 2001 were expensed as incurred. Pre-opening costs expensed in the first quarter of 2001 were $60,000 and were primarily incurred in connection with the construction of the Denver wholesale bakery that opened on April 15, 2001. By comparison, pre-opening costs in 2000 expensed in the first quarter of 2000 were $238,000 and were primarily incurred in connection with the opening of the Scottsdale, Arizona restaurant.

   General and administrative expenses decreased by 9.5% to $2.1 million for the first quarter of 2001 from $2.3 million for the same period in 2000 and decreased as a percentage of revenues to 6.7% for the first quarter of 2001 compared to 7.8% for the same period in 2000. This decrease was due primarily to continuing stable administrative staffing expense levels.

   Interest income decreased to $71,000 in the first quarter of 2001 from $81,000 in the corresponding period in 2000, reflecting interest on lower average cash balances. Interest expense decreased to $6,000 in the first quarter of 2001 from $23,000 in the corresponding period in 2000, as a result of the decreased utilization of the Company's line of credit.

   The provision for income taxes for the quarter ended April 1, 2001 reflected expected income taxes due at federal statutory rates and state income tax rates, net of tax benefits. The effective income tax rate was 37.5% and 37.8% for the first quarters of 2001 and 2000, respectively.

   Net income for the first quarter of 2001 remained stable at $871,000 or 2.8% of revenues compared to $872,000 or 2.9% of revenues for the same period in 2000. Net income per share (diluted) for the first quarter of 2000 was $0.14 versus $0.15 reported for the first quarter of 2000.

FACTORS AFFECTING OPERATING RESULTS

   The Company's business is subject to a number of challenges and risks including, among other things, the risks associated with the Company's pursuit of its planned growth strategy, risks related to the Company's relatively small operations base and the geographic concentration of the Company's restaurants, uncertainties associated with possible increases in food, energy and labor costs, potentially adverse weather conditions, the impact of potential governmental regulation, risks related to the Company's dependence on its key personnel, uncertainties related to the intensely competitive nature of the restaurant business, as well as potential liabilities associated with long-term leases. The Company's plans for new restaurant locations and timing of openings depend upon, among other things, successful completion of lease negotiations, timely project development and restaurant construction, obtaining appropriate regulatory approvals, management of costs and recruitment of qualified operating personnel.

   As a result of the recent energy crisis in California, the Company has experienced a substantial increase in energy costs for its restaurants and wholesale bakeries located within the state, and further energy price increases are anticipated. There can be no assurance that the Company will be able to react to further increases in energy costs through menu price adjustments in the future, and inability to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, energy shortages have very recently resulted in rolling blackouts that have led to brief interruptions of operations at several of the Company's locations. Frequent or widespread blackouts could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, net sales contributed by new restaurants, the Company's ability to execute its business strategy, fluctuations in inventory and general and administrative expenses, and increases or decreases in comparable restaurant revenues. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. Comparable restaurant sales results may also vary from period to period as a result of similar factors. These and other risk factors are discussed in more detail in the Company's Form 10-K for the fiscal year ended December 31, 2000 under the caption "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

   At April 1, 2001, the Company had $5.5 million in cash and cash equivalents compared to $6.1 million at December 31, 2000.

   Cash flow from operations increased by $473,000 to $1.6 million for the first quarter of 2001 from $1.2 million during the same period in 2000, primarily due to the net effect of timing differences in the collection and disbursement of working capital components.

   Net cash used in financing activities was $1.2 million for the first quarter of 2001 as compared to cash provided by financing activities of $149,000 for the same period in 2000. This decrease was primarily due to the payment of certain transaction costs incurred in connection with the Company's proposed Merger. To date, transaction costs incurred in anticipation of the consummation of the

Merger have been capitalized as deferred transaction costs. Such costs will be accounted for as deferred financing costs as to a portion of the costs and as a reduction in equity proceeds for the remainder upon completion of the Merger, or expensed in the event the Merger is not completed. At April 1, 2001, these costs amounted to $1.7 million.

   The Company has a credit agreement, which provides for a $5.0 million revolving line of credit and bears interest at the bank's reference rate. At April 1, 2001, there were no amounts outstanding under the credit line. The existing credit line is scheduled to expire May 31, 2001. The Company is currently in the process of obtaining an extension to the existing credit line to August 31, 2001. In the event the Merger is not completed, the Company intends to seek to renew the line of credit.

   Capital expenditures were $1.4 million for the first quarter of 2001 as compared to $2.6 million for the first quarter of 2000. Construction allowances received during the first quarter of 2001 were $400,000 as compared to $1.4 million for the same period in 2000. Capital expenditures incurred in the first quarter of 2001 pertained primarily to the construction of the Company's Denver, Colorado wholesale bakery and the planned opening of the Green Valley, Nevada restaurant in November 2001. The Company also anticipates incurring additional expenditures to enhance some of its existing restaurants. The Company expects that its planned future restaurants will require, on average, a total investment by the Company per restaurant, net of anticipated landlord contributions, of approximately $2.2 million, with additional average pre-opening costs per restaurant of approximately $250,000. The Company intends to finance these capital expenditures through a combination of cash and cash equivalents on hand, cash provided by operations, and landlord construction contributions (when available).

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

INFLATION

   The primary inflationary factors affecting the Company's operations are food, energy and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. As a result of the recent energy crisis in California, the Company has experienced a substantial increase in energy costs for its restaurants and wholesale bakeries located within the state, and those rates are expected to increase. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. To date, inflation (except for the impact of minimum wage and energy increases) has not had a material impact on the Company's operations. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour. On January 1, 2000, the minimum wage in Washington increased to $6.50 an hour from $5.70 an hour. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week. On January 1, 2001, the minimum wage in California was increased to $6.25 an hour from $5.75 an hour. Beginning January 1, 2002, the minimum wage will increase to $6.75 an hour in California. Additional increases in the federal minimum wage have also been proposed. There can be no assurance that the Company will be able to pass the additional increases related to wages and energy costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage and energy cost increases could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On or about November 16, 2000, four substantially identical civil actions were commenced in the Court of Chancery of the State of Delaware in New Castle County. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of Il Fornaio. Named as defendants in each of the complaints are Il Fornaio, members of the Il Fornaio board of directors and BRS. The actions have since been consolidated into a single action. The plaintiffs allege, among other things, that the proposed Merger is unfair and that the Il Fornaio directors breached their fiduciary duties by failing to disclose material non-public information related to the value of Il Fornaio and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The action is a preliminary stage. The defendants filed a motion to dismiss the complaint on March 9, 2001. No trial date has been set. Although no assurance can be given as to the outcome of this action, the defendants believe that the claims alleged in this action are without merit and intend to contest them vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1 Agreement and plan of merger between the Company and Manhattan Acquisition Corp., dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of May 1, 2001 (filed as Appendix A to the Company's Preliminary Proxy Statement on Schedule 14A, filed with the Commission on May 10, 2001 and incorporated herein by reference).

(b)   Reports on Form 8-K. None.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Il Fornaio (America) Corporation

   Date: May 15, 2001                By:         /s/ MICHAEL J. HISLOP
                                      ------------------------------------------
                                                    Michael J. Hislop
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

   Date: May 15, 2001                By:          /s/ PAUL J. KELLEY
                                        ----------------------------------------
                                                     Paul J. Kelley
                                           Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                                and Accounting Officer)