Form 10-K/A
period 2000-12-31
IL FORNAIO AMERICA CORP
filed 2001-06-14
CIK 724522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)


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

ITEM 1. BUSINESS


RECENT DEVELOPMENTS



        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of May 1, 2001, as further amended as of June 13, 2001, with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $12.00 in cash, without interest, except that certain shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.



        This Annual Report on Form 10-K/A is amended to update information related to the Merger and does not purport to update any other information contained in the Annual Report on Form 10-K as originally filed with the Commission.


CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


        Certain statements set forth in or incorporated by reference in this Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, whether and when the Merger will be consummated, the timing of and plans for anticipated restaurant openings, expansion strategy, the projected investment costs and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K/A. With respect to any forward-looking statements regarding the Merger, these factors include, but are not limited to, the risks that stockholder approval, financing and regulatory and other clearances and consents may not be obtained in a timely manner or at all and that other conditions to the Merger may not be satisfied. See "Business -- Risk Factors."


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


        In addition, the lease for one of the Company's Las Vegas restaurants contains provisions that allow the hotel landlord to terminate the Company's lease without compensation if, during any six-month period in which the hotel has achieved a specified occupancy rate, the restaurant's monthly gross sales average less than a specified minimum amount. There can be no assurance that restaurant sales will continue to exceed the specified minimum. In addition, the lease contains provisions allowing the landlord to relocate the Company's restaurant to another site within the hotel possessing retail characteristics similar to the site currently occupied by the Company. The landlord may not use the site vacated for restaurant operations. Should the Company elect not to relocate the restaurant, the lease may be terminated by the Company and, in that event, the landlord is obligated to reimburse the Company for the unamortized cost of its improvements to the site and any of the Company's furniture, fixtures and equipment not removed by the Company. Such termination or relocation could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Properties."


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


--------------------------------


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


            EXECUTIVE OFFICERS OF THE REGISTRANT (AT MARCH 19, 2001)


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

ITEM 3. LEGAL PROCEEDINGS


        On or about November 16, 2000, four substantially identical civil actions were commenced in the Court of Chancery of the State of Delaware in New Castle County. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in each of the complaints are the Company, members of the Company's board of directors and Bruckmann, Rosser, Sherrill & Co., L.L.C. (see Note 3 to Financial Statements). The actions have since been consolidated into a single action. The complaint alleges, among other things, that the proposed Merger is unfair and that the Company's directors breached their fiduciary duties by failing to disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The defendants filed a motion to dismiss the complaint on March 9, 2001.





        On June 6, 2001, counsel for the plaintiffs and counsel for the defendants reached an agreement in principle to settle all of the actions. The agreement in principle, which has been memorialized in a memorandum of understanding signed on behalf of all of the parties to the action, provides for
(1) an amendment of the merger agreement to require that the Merger be approved by the affirmative vote of the holders of a majority of the votes cast on the Merger, excluding votes attributable to shares owned or controlled by continuing stockholders (which amendment was effected on June 13, 2001), and (2) the inclusion of additional disclosure in the proxy statement with respect to the background and fairness of the Merger and the financial results for Il Fornaio for the quarter ended April 1, 2001. The memorandum of understanding states that the plaintiffs' counsel intend to apply to the court for an award of attorneys' fees and expenses in an amount not to exceed $240,000 in the aggregate, to be paid by the Company or its successor in interest, which application the defendants have agreed not to oppose. Final settlement would result in the release of all claims of class members against the continuing stockholders, the defendants, past and present officers and directors of the Company and others associated with the Merger. The settlement is subject to, among other things (1) completion of an appropriate stipulation of settlement, (2) court approval of the stipulation of settlement, (3) completion of the Merger and (4) discovery that is reasonably requested by plaintiffs' counsel to confirm that the settlement is fair and adequate under the circumstances. The stipulation of settlement will expressly provide that none of the defendants has made any admissions of liability, and that they are entering into the settlement to eliminate the burden and expense of further litigation and to permit the Merger to proceed without risk of injunctive or other relief. It is expected that, as permitted by the memorandum of understanding, the Merger will be completed prior to court approval of the stipulation of settlement, assuming that all conditions to the Merger have been satisfied or waived. No assurance, however, can be given as to the ultimate outcome of this matter.


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

RECENT SALES OF UNREGISTERED SECURITIES


From December 26, 1999 to December 31, 2000, the Registrant has sold and issued the following unregistered securities:


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


        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of May 1, 2001, as further amended as of June 13, 2001 with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $12.00 in cash, without interest, except that a specified number of shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.



        The Company and BRS estimate that the total amount of funds necessary to consummate the Merger and related transactions will be approximately $77.7 million. Of this amount, $38.0 million will be funded from an equity investment in the Company by Newco, the continuing stockholders and outside equity financing. An additional $39.7 million will be funded through new credit facilities from a syndicate of banks and private offerings of debt securities. Approximately $5.2 million of existing cash balances, as well as additional borrowings under the senior secured credit facility, will be used to pay fees and expenses necessary to complete the merger and related transactions. BRS has received commitments, subject to various conditions, from financial institutions and some of their affiliates in an aggregate amount sufficient, taking into account the amounts to be contributed as equity financing, to fund these requirements. Receipt of third-party financing is a condition to completion of the Merger. Following completion of the Merger, the Company and BRS expect to repay the third-party financing through cash flow generated from operations in the ordinary course of business and/or through refinancing.



        As a result, certain transaction costs incurred in anticipation of the consummation of the Merger have been capitalized as deferred transaction costs. Such costs will be accounted for as deferred financing costs as to a portion of the costs and as a reduction in equity proceeds for the remainder upon completion of the Merger, or expensed in the event the Merger is not completed. At April 1, 2001, these costs amounted to $1.7 million, and these costs are expected to increase.

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


FACTORS AFFECTING OPERATING RESULTS AND QUARTERLY RESULTS



        Certain statements set forth in this Management's Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements include, without limitation, the timing of and plans for anticipated restaurant and wholesale bakery openings, expansion strategy, the projected investment costs, pre-opening expenses and sizes of future restaurants, the adequacy of anticipated sources of cash, planned capital expenditures, the Company's ability to complete the proposed Merger and the outcome of the related litigation, the effect of interest rate increases, and trends or expectations regarding the Company's operations. In addition, words such as "believes," "anticipates," "expects," "intends," "will," "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Readers are cautioned that the forward-looking statements reflect management's analysis only as of the date hereof, and the Company assumes no obligation to update these statements. Actual future results, events and trends may differ materially from those expressed in or implied by such statements depending on a variety of factors, including, but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K/A. See "Business -- Risk Factors."



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

INFLATION

The primary inflationary factors affecting the Company's operations are food, energy and labor costs. The Company from time to time has experienced significant volatility in the cost of certain food-related commodities, such as butter and manufacturing cream. As a result of the recent energy crisis in California, the Company has experienced a substantial increase in energy costs for its restaurants and wholesale bakeries located within the state. Many of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. In addition, increases in the minimum wage have resulted in indirect pressure on other wage levels. Through December 31, 2000, inflation (except for the impact of minimum wage increases) had not had a material impact on the Company's operations. In January 1999, the minimum wage in Oregon increased to $6.50 an hour from $6.00 an hour. On January 1, 2000, the minimum wage in Washington increased to $6.50 an hour from $5.70 an hour. Effective January 1, 2000, California law requires that overtime be paid to California hourly personnel who work longer than eight hours per day. Prior to this change, the labor law in effect mandated overtime pay to hourly personnel only to the extent they worked longer than an average of 40 hours per calendar week. On January 1, 2001, the minimum wage in California was increased to $6.25 an hour from $5.75 an hour. Beginning January 1, 2002, the minimum wage will increase to $6.75 an hour in California. Additional increases in the federal minimum wage have also been proposed. There can be no assurance that the Company will be able to pass the additional increases related to wages and energy costs through to its guests in the form of menu price adjustments in the future and, accordingly, such minimum wage and energy cost increases could have a material adverse effect on the Company's business, financial condition and results of operations.


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


San Francisco, California
February 13, 2001 (June 13, 2001 as to Note 3)

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


3. MERGER


        The Company has entered an Agreement and Plan of Merger, dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of May 1, 2001, as further amended as of June 13, 2001, with Manhattan Acquisition Corp. ("Newco"), a wholly owned subsidiary of Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"), a Delaware limited partnership engaged principally in the business of investing in companies. Under the merger agreement, Newco will be merged into Il Fornaio, with Il Fornaio as the surviving corporation (the "Merger"). At the effective time of the Merger, each issued and outstanding share of Il Fornaio common stock will be converted into the right to receive $12.00 in cash, without interest, except that certain shares and options held by certain Il Fornaio directors, executive officers, employees and stockholders will continue as, or be converted into, equity interests of the surviving corporation. Following the Merger, Il Fornaio will continue its operations as a privately held company with BRS as the controlling stockholder. The Merger is contingent upon satisfaction of a number of conditions, including approval of Il Fornaio's stockholders, regulatory and other approvals and consents, the absence of any pending or threatened actions that would reasonably be expected to have a material adverse effect on the Company and receipt of financing for the transaction. There can be no assurance that these or other conditions to the Merger will be satisfied or that the Merger will be completed. If the Merger is not completed for any reason, it is expected that the current management of Il Fornaio, under the direction of the Board of Directors, will continue to manage Il Fornaio as an ongoing business.

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



        On or about November 16, 2000, four substantially identical civil actions were commenced in the Court of Chancery of the State of Delaware in New Castle County. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in each of the complaints are the Company, members of the Company's board of directors and Bruckmann, Rosser, Sherrill & Co., L.L.C. The actions have since been consolidated into a single action. The complaint alleges, among other things, that the proposed merger is unfair and that the Company's directors breached their fiduciary duties by failing to disclose material non-public information related to the value of the Company and by engaging in self-dealing. The complaint seeks an injunction, damages and other relief. The defendants filed a motion to dismiss the complaint on March 9, 2001.






        On June 6, 2001, counsel for the plaintiffs and counsel for the defendants reached an agreement in principle to settle all of the actions. The agreement in principle, which has been memorialized in a memorandum of understanding signed on behalf of all of the parties to the action, provides for
(1) an amendment of the merger agreement to require that the Merger be approved by the affirmative vote of the holders of a majority of the votes cast on the Merger, excluding votes attributable to shares owned or controlled by continuing stockholders (which amendment was effected on June 13, 2001), and (2) the inclusion of additional disclosure in the proxy statement with respect to the background and fairness of the Merger and the financial results for Il Fornaio for the quarter ended April 1, 2001. The memorandum of understanding states that the plaintiffs' counsel intend to apply to the court for an award of attorneys' fees and expenses in an amount not to exceed $240,000 in the aggregate, to be paid by the Company or its successor in interest, which application the defendants have agreed not to oppose. Final settlement would result in the release of all claims of class members against the continuing stockholders, the defendants, past and present officers and directors of the Company and others associated with the Merger. The settlement is subject to, among other things (1) completion of an appropriate stipulation of settlement, (2) court approval of the stipulation of settlement, (3) completion of the Merger and (4) discovery that is reasonably requested by plaintiffs' counsel to confirm that the settlement is fair and adequate under the circumstances. The stipulation of settlement will expressly provide that none of the defendants has made any admissions of liability, and that they are entering into the settlement to eliminate the burden and expense of further litigation and to permit the Merger to proceed without risk of injunctive or other relief. It is expected that, as permitted by the memorandum of understanding, the Merger will be completed prior to court approval of the stipulation of settlement, assuming that all conditions to the Merger have been satisfied or waived. No assurance, however, can be given as to the ultimate outcome of this matter.





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


        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000. Mr. Mindel filed an amended Form 3, which corrected an omission of certain shares on his initial Form 3; Mr Beatrice filed a late Form 4 regarding one transaction, an amended Form 4 to reflect an increase in the number of shares sold in a reported transaction and an amended Form 5 to reduce the number of shares previously reported as subject to an option grant, and Eastbourne Capital Management, L.L.C. filed a Form 5 reflecting four late filings for four aggregated transactions.


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

                              EMPLOYMENT AGREEMENTS

        In April 1995, the Company entered into an at-will employment agreement with Michael. J. Hislop as President and Chief Operating Officer. The agreement provided for a base salary, option grant, annual bonus and a monthly car allowance, subject to annual review. The agreement provides that in the event Mr. Hislop's employment is involuntarily terminated by the Company for any reason other than death, disability or cause (as defined in the agreement) or in the event Mr. Hislop voluntarily terminates his employment within 30 days of a change of control (as defined in the agreement), Mr. Hislop will receive, in lieu of any severance benefits to which he may otherwise be entitled under any Company severance plan or program, a cash severance payment in an aggregate amount equal to 100% of Mr. Hislop's annual base salary at the time of such termination. The Merger would constitute a change of control as defined under the employment agreement.


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


        In connection with the proposed Merger, certain officers, directors, employees and stockholders (the "participants") have entered, or are expected to enter, into a Securities Purchase and Contribution Agreement, dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of May 1, 2001, with BRS and Newco under which the participants are to retain post-merger equity interests in Il Fornaio as the surviving corporation. Among these participants are expected to be the following executive officers and directors of the Company: Messrs. Beatrice, Cortopassi, Hedrick, Hellman, Hislop, Mindel and Paul J. Kelley, elected Executive Vice President and Chief Financial Officer as of April 1, 2001 (the "continuing directors and officers"). Mr. Hausback resigned from the Company in March 2001 and elected not to participate as a director and officer. The opportunity to retain an equity interest in Il Fornaio as the surviving corporation provides the continuing directors and officers with interests in connection with the Merger that are different from, or in addition to, the interests of Il Fornaio stockholders generally. The approximate dollar amounts of the investment in Il Fornaio equity by these continuing directors and officers are expected to be as follows:



NAME                                       INVESTMENT AMOUNT
----                                       -----------------
Michael Beatrice.......................    $     281,503
Dean A. Cortopassi.....................        1,480,653
W. Scott Hedrick.......................          215,673
F. Warren Hellman......................        1,710,873
Michael J. Hislop......................        2,216,251
Paul J. Kelley.........................          385,396
Laurence B. Mindel.....................        1,200,000



        These continuing directors and officers will retain equity interests in the surviving corporation primarily by exchanging Il Fornaio capital stock (or options to acquire Il Fornaio Common Stock) for securities of the surviving corporation. Shares of Il Fornaio capital stock contributed by the continuing directors and officers will be valued at $12.00 per share, and options to purchase shares of Il Fornaio Common Stock will be valued at the difference between their exercise prices per share and $12.00, multiplied by the number of shares subject to the option. Upon completion of the Merger, the continuing directors and officers are expected to own approximately 24% of Il Fornaio's common stock and 23% of Il Fornaio's preferred stock on a fully diluted basis (including options, warrants and shares issued as employee incentives). As a result of the structure of the transaction, the continuing directors and officers are not expected to recognize gain or loss for U.S. federal income tax purposes on their retention of equity interests in the merger.



        Shares not contributed by the continuing directors and officers will be converted into the right to receive the merger consideration of $12.00 per share to be paid to all of the Company's other stockholders. As consideration for shares of Il Fornaio Common Stock they are not contributing, Mr. Kelley and Mr. Mindel are expected to receive (before taxes) approximately $530,388 and $7.3 million, respectively, in the Merger. In addition, Mr. Levy, a director who is not a continuing director or officer, is expected to receive (before taxes) $27,720 upon conversion of his shares in the merger. In addition, Mr. Hausback, formerly an executive officer of Il Fornaio, will receive upon completion of the merger approximately $5,136 in respect of the 428 shares of Il Fornaio Common Stock he holds.



        In the Merger, some of the options held by Messrs. Beatrice and Hislop, and all of the options held by Mr. Levy will be canceled, with each option holder receiving a cash payment equal to the difference between $12.00 and the exercise price of the applicable option, multiplied by the number of shares subject to the option. Mr. Hausback, formerly an executive officer of Il Fornaio, will receive approximately $135,056 for his outstanding stock options, before taxes and other withholding. All of the options to acquire Il Fornaio Common Stock held by Messrs. Cortopassi, Hedrick, Hellman and Mindel will be canceled in exchange for substitute options to acquire preferred stock of the surviving corporation. The following table sets forth the cash amounts, before taxes and any withholding, that the other executive officers and directors are expected to receive in respect of these stock options upon completion of the
Merger:



                                                PAYMENT UPON
                                                CANCELLATION
                                                 OF OPTIONS
           NAME                                 IN THE MERGER
           ----                                 -------------
           Michael Beatrice..............       $     296,938
           Michael J. Hislop.............           2,325,606
           Lawrence F. Levy..............              22,500




        In addition, following completion of the merger, a pool of approximately 46,296 shares of Il Fornaio Common Stock will be reserved pursuant to an employee incentive program that provides for the issuance to employees of the surviving corporation of employee stock options and/or restricted stock. The exercise or purchase price for the initial grants is expected to be $12.00 per share and shares subject to options granted or restricted shares are expected to vest in accordance with prescribed time or performance criteria. Of the shares reserved, approximately 19,534 shares are expected to be reserved for issuance to Mr. Hislop for aggregate consideration of $234,408, approximately 6,837 shares are expected to be reserved for issuance to Mr. Beatrice for aggregate consideration of $82,044 and approximately 5,860 shares are expected to be reserved for issuance to Mr. Kelley for aggregate consideration of $70,320. In addition, in connection with the Merger, BRS will pay to Mr. Mindel a consulting fee of approximately $127,000 upon completion of the Merger.



        There are a number of conditions to the Merger, and there can be no assurance that these conditions will be satisfied or that the Merger will be completed. Subject to certain exceptions, either party may terminate the merger agreement without cause if the Merger is not completed on or before July 31, 2001.

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

3.   Exhibits


       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
        2.1         Agreement and Plan of Merger between the Company and
                    Manhattan Acquisition Corp., dated as of November 15, 2000, as amended as of January 9, 2001, as further amended as of
                    May 1, 2001, as further amended as of June 13, 2001.(7)

        3.1         Amended and Restated Certificate of Incorporation.(1)

        3.2         By-laws, as amended.(6)

        3.3         Reference is made to Exhibits 3.1 and 3.2.

        4.2         Specimen stock certificate.(4)

        10.1* Form of Indemnity Agreement between the Company and each executive officer and director.(3)

        10.2*       Summary of Bonus Plan for 2000.(8)

        10.3* 1997 Equity Incentive Plan, as amended, and forms of related agreements.(5)

        10.4* 1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.(5)

        10.5* 1997 Non-Employee Directors' Plan and form of agreement related thereto.(8)

        10.6        Form of Series F Preferred Stock Purchase Agreement with
                    Schedule of additional Preferred Stock Purchase Agreements attached.(3)

        10.7        Form of Warrant to purchase shares of Series F Preferred
                    Stock of the Registrant.(3)

        10.8        Revised License Agreement, dated December 11, 1986 and Stock
                    Purchase Agreement dated March 6, 1987, between the Company and Veggetti S.r.1.(3)

        10.9 Assignment of Trademark Registrations Nunc Pro Tunc executed by Veggetti S.r.1.(3)

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

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*      1988 Stock Option Plan and form of related agreement.(1)

      EXHIBIT
      NUMBER                           DESCRIPTION
      ------                           -----------
       10.19      Underwriting Agreement dated September 18, 1997 between the
                  Company and the Representatives of the Underwriters.(2)

       10.20      Revolving Line of Credit Note and Loan Agreement between the
                  Company and Wells Fargo Bank, N.A., dated October 12, 2000.(8)

       23.1       Consent of Deloitte & Touche LLP.

       24.1 Power of Attorney, Reference is made to the signature page to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as initially filed on March 19, 2001.


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


(7)  Filed as Appendix A to the Company's Preliminary Proxy Statement on
     Schedule 14A filed with the Commission on June 14, 2001, and incorporated herein by reference.



(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as initially filed by the Company on March 19, 2001, and incorporated herein by reference.


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


2. Report on Form 8-K filed with the Commission on December 4, 2000, reporting the issuance of a press release regarding the litigation described under "Item 3. Legal Proceeedings."

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: June 14, 2001             Il Fornaio (America) Corporation


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


               SIGNATURE                                           TITLE                                   DATE
               ---------                                           -----                                   ----
       /s/ LAURENCE B. MINDEL                              Chairman of the Board                      June 14, 2001
--------------------------------------
         Laurence B. Mindel


        /s/ MICHAEL J. HISLOP                      President and Chief Executive Officer              June 14, 2001
--------------------------------------                 (Principal Executive Officer)
          Michael J. Hislop


          /s/ PAUL J. KELLEY                Executive Vice President and Chief Financial Officer      June 14, 2001
--------------------------------------          (Principal Financial and Accounting Officer)
            Paul J. Kelley


       /s/        *                                               Director                            June 14, 2001
--------------------------------------
         Dean A. Cortopassi


       /s/        *                                               Director                            June 14, 2001
--------------------------------------
          W. Scott Hedrick


       /s/        *                                               Director                            June 14, 2001
--------------------------------------
          F. Warren Hellman


       /s/        *                                               Director                            June 14, 2001
--------------------------------------
          Lawrence F. Levy


       /s/        *                                               Director                            June 14, 2001
--------------------------------------
           George B. James

* /s/ LAURENCE B. MINDEL                                                                              June 14, 2001
--------------------------------------
      Laurence B. Mindel
      Attorney-in-fact

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                          DESCRIPTION
       -------                         -----------
        2.1         Agreement and Plan of Merger between the Company and
                    Manhattan Acquisition Corporation, dated as of November 15,
                    2000, as amended as of January 9, 2001, as further amended as of May 1, 2001, as further amended as of June 13,
                    2001.(7)

        3.1         Amended and Restated Certificate of Incorporation.(1)

        3.2         By-laws, as amended.(6)

        3.3         Reference is made to Exhibits 3.1 and 3.2.

        4.2         Specimen stock certificate.(4)

        10.1* Form of Indemnity Agreement between the Company and each executive officer and director.(3)

        10.2*       Summary of Bonus Plan for 2000.(8)

        10.3* 1997 Equity Incentive Plan, as amended, and forms of related agreements.(5)

        10.4* 1997 Employee Stock Purchase Plan, as amended, and form of offering related thereto.(5)

        10.5* 1997 Non-Employee Directors' Plan and form of agreement related thereto.(8)

        10.6        Form of Series F Preferred Stock Purchase Agreement with
                    Schedule of additional Preferred Stock Purchase Agreements attached.(3)

        10.7        Form of Warrant to purchase shares of Series F Preferred
                    Stock of the Registrant.(3)

        10.8        Revised License Agreement, dated December 11, 1986 and Stock
                    Purchase Agreement dated March 6, 1987, between the Company and Veggetti S.r.1.(3)

        10.9 Assignment of Trademark Registrations Nunc Pro Tunc executed by Veggetti S.r.1.(3)

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

        10.16* 1991 Incentive Stock Option Plan and form of related agreement.(1)

        10.17* 1992 Non-Employee Directors' Stock Option Plan and form of related agreement.(1)

        10.18*      1988 Stock Option Plan and form of related agreement.(1)

        10.19       Underwriting Agreement dated September 18, 1997 between the
                    Company and the Representatives of the Underwriters.(2)

        10.20       Revolving Line of Credit Note and Loan Agreement between the
                    Company and Wells Fargo Bank, N.A., dated October 12,
                    2000.(8)

        23.1        Consent of Deloitte & Touche LLP.

        24.1 Power of Attorney, Reference is made to the signature page to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as initially filed on March 19, 2001.

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

(7)  Filed as Appendix A to the Company's Preliminary Proxy Statement on
     Schedule 14A filed with the Commission on June 14, 2001 and incorporated herein by reference.


(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as initially filed by the Company on March 19, 2001, and incorporated herein by reference.


* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

+ Certain confidential information has been deleted from this exhibit pursuant to a confidential treatment request order that was granted.